Form 10QSB
period 1999-12-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2000-02-14
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999
                ------------------------------------------------
          {} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                         Commission File Number: 0-27833
                         -------------------------------
                      INTERNATIONAL COSMETICS MARKETING CO.
        (Exact name of small business issuer as specified in its charter)


                       Florida                             65-0598868
                       -------                             ----------
             (State or other jurisdiction of             (IRS Employer
              Incorporation or organization)          Identification No.)


   6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487
   --------------------------------------------------------------------------
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code: (561) 999-8878
         --------------------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)


                           YES [X]            NO_____
                           --------------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,759,400 shares as of February 10, 2000.



                      INTERNATIONAL COSMETICS MARKETING CO.
               Form 10-QSB for the quarter ended December 31, 1999


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
                                                                             Page
                                                                             ----

Part 1. Financial Information

Item 1. Financial Statements

         Unaudited Balance Sheet                                              2

         Unaudited Statements of Operations                                   3

         Unaudited Statements of Cash Flows                                   4

         Notes to Financial Statements                                        5

Item II. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7

Part II  Other Information

Item 1               Legal Proceedings                                        9

Item 2               Changes in Securities and Use of Proceeds                9

Item 3               Defaults upon Senior Securities                          9

Item 4               Submission of Matters to a Vote of Security Holders      9

Item 5               Other Information                                        9

Item 6               Exhibits and Reports on Form 8-K                         9

                     SIGNATURES                                              10




                      International Cosmetics Marketing Co.
                            Unaudited Balance Sheets


                                                                               December 31,    June 30,
                                                                                  1999          1999
ASSETS
Current Assets:
    Cash                                                                     $   318,606    $       450
    Receivables - credit cards and bank drafts                                   144,839             --
    Inventory - finished goods                                                   303,226             --
    Deposits for inventory purchases                                             374,756             --
    Prepaid expenses                                                              33,394             --
    Deferred offering costs                                                           --          9,340
                                                                             -----------    -----------

                Total current assets                                           1,174,821          9,790

Office furniture and equipment, net                                               60,363             --
License agreement, net                                                           217,865             --
Other, primarily deposits                                                         82,572             --
                                                                             -----------    -----------

                Total assets                                                 $ 1,535,621    $     9,790
                                                                             -----------    -----------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Curremt Liabilities:
    Accounts payable and accrued liabilities                                 $   229,720    $     9,340
    Payable to licensor                                                           75,002             --
                                                                             -----------    -----------

                Total current liabilities                                        304,722          9,340

0% convertible debentures                                                      1,550,000             --

Commitments and contingencies

Stockholders' Equity (Deficiency):
    Common stock, par value $.001 per share, 25,000,000 shares authorized;
    4,778,200 and 7,450,000 shares issued and
    and outstanding                                                                4,778          7,450
    Additional paid-in capital                                                    46,288          1,116
    Accumulated deficit                                                         (370,167)        (8,116)
                                                                             -----------    -----------

                Total stockholders' equity (deficiency)                         (319,101)           450
                                                                             -----------    -----------

                Total liabilities and stockholders'  equity (deficiency)     $ 1,535,621    $     9,790
                                                                             -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                      International Cosmetics Marketing Co.
                       Unaudited Statements of Operations


                                               Six Months     Three Months     Three Months
                                                    Ended            Ended            Ended
                                             December 31,     December 31,      December 31,
                                                     1999             1999             1998
Net sales                                     $    456,244    $    456,244    $         --
Cost of sales                                      109,677         109,677              --
                                              ------------    ------------    ------------

Gross profit                                       346,567         346,567              --

Operating expenses:
    Commissions                                    124,115         124,115              --
    Royalty                                        100,000          75,000              --
    Selling, general and administrative            484,503         340,690              --
                                              ------------    ------------    ------------

Total operating expenses                           708,618         539,805              --
                                              ------------    ------------    ------------

Operating loss                                    (362,051)       (193,238)             --

Provision for income taxes                              --              --              --
                                              ------------    ------------    ------------

Net loss                                      $   (362,051)   $   (193,238)   $         --
                                              ------------    ------------    ------------

Net loss per share:
    Basic                                     $      (0.11)   $      (0.04)   $         --
    Diluted                                   $         --    $         --    $         --
Weighted average common shares outstanding:
    Basic                                        3,421,985       4,778,200       7,441,600
    Diluted                                     10,510,446       9,628,200       7,441,600




   The accompanying notes are an integral part of these financial statements.

                      International Cosmetics Marketing Co.
                       Unaudited Statements of Cash Flows



                                                                      Six Months      Three Months      Three Months
                                                                           Ended             Ended             Ended
                                                                    December 31,      December 31,       December 31,
                                                                            1999              1999              1998
Cash Flows From Operating Activities
    Net loss                                                             $  (362,051)   $  (193,238)   $        --
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                   3,726          3,401             --
        License amortization expense                                           4,635          3,478             --
        Legal expense                                                         10,000             --             --
        Consulting expenses                                                    2,083             --             --
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts                   (144,839)      (144,839)            --
            Inventory - finished goods                                      (303,226)      (303,226)            --
            Deposits for inventory purchases                                (374,756)      (274,522)            --
            Prepaid expenses                                                 (26,310)       (19,076)            --
            Deferred offering costs                                            9,340             --             --
            Accounts payable and accrued liabilities                         220,381        200,227             --
            Payable to licensor                                               75,002        (62,499)            --
                                                                         -----------    -----------    -----------

                Net cash used in operating activities                       (886,015)      (790,294)            --

Cash Flows From Investing Activities
    Purchase of office furniture and equipment                               (64,090)       (52,396)            --
    Deposits for services                                                    (81,739)       (64,922)
    License agreement                                                       (200,000)            --             --
                                                                         -----------    -----------    -----------

                Net cash used in investing activities                       (345,829)      (117,318)            --

Cash Flows from Financing Activities
    Issuance of convertible debentures                                     1,550,000      1,125,000             --
                                                                         -----------    -----------    -----------

                Net cash provided by financing activities                  1,550,000      1,125,000             --
                                                                         -----------    -----------    -----------

                Net increase in cash                                         318,156        217,388             --

Cash, beginning of period                                                        450        101,218            450
                                                                         -----------    -----------    -----------

Cash, end of period                                                      $   318,606    $   318,606    $       450
                                                                         -----------    -----------    -----------


Supplemental Disclosure of Noncash Investing and Financing Activities:
    900,000 shares issued of stock in August 1999 issued in acquisition of license agreement valued at $22,500. 28,200 shares of stock issued in August 1999 for legal services valued at $10,000.
    400,000 shares of stock issued conditionally in September 1999 for consulting services valued at $10,000.


   The accompanying notes are an integral part of these financial statements.

International Cosmetics Marketing Co.
Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations

International Cosmetics Marketing Co. (the "Company"), d/b/a Beverly Sassoon & Co., is a network marketing company involved in the distribution and sale of products in the areas of skin care and cosmetics, nutrition and human wellness products, various apparel and other goods. The company commenced operations in the fall of 1999. The subsistence of the Company is dependent upon sufficient proceeds being raised through financing or capital contributions and increasing sales and profitable operations. The Company's operations are currently limited to the United States.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of December 31, 1999 and June 30, 1998 and for the three-month periods ended December 31, 1999 and 1998 and the six months ended December 31, 1999. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the financial statements for December 31, 1998 and June 30, 1999 and accompanying footnotes included in the Company's Form 10-SB.

Financial Statement Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventory

Inventory is stated at cost using the average cost method.

Office Furniture and Equipment

Office furniture and equipment are stated at cost. Depreciation is calculated based on estimated useful lives of the assets ranging from three to five years.

License Amortization

The exclusive license agreement is being amortized over sixteen years.

Revenue

Sales are recognized as revenue at the time products are shipped.

Income Taxes

Deferred tax assets and liabilities are determined based upon differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The Company has not recognized any benefit for its net operating loss through December 31, 1999 in the accompanying financial statements as the realization of this deferred tax benefit is not more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company' net deferred tax assets.

Loss Per Share

Basic net income (loss) per common share is computed by dividing net income
(loss) available to common stockholders for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise related to dilutive securities and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding. Options for 341,250 shares at December 31, 1999 were not dilutive.

2.  Fiscal Year End

In November 1999 the board of directors of the Company authorized changing the Company's fiscal year from December 31 to June 30, effective June 30, 1999.

3.  Subsequent Event

In January, 2000, the Company cancelled 18,800 shares of common stock previously issued prior to June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1999 compared to 1998

     Net sales increased to $456,244 from zero for the three-month and six-month periods ended December 31, 1999 compared with the same periods in 1998. The increase in net sales resulted primarily from the Company commencing operations in the fall of 1999.

     Gross profit as a percentage of net sales was 75.96% for the three-month and six-month periods ended December 31, 1999, compared to zero for the same periods in 1998. The increase in gross profit resulted primarily from the Company commencing operations in the fall of 1999.

     Commissions earned by distributors of the Company's products as a percentage of net sales were 27.20% for the three-month three-month and six-month periods ended December 31, 1999, compared to zero for the same periods in 1998. The increase in commissions resulted primarily from the Company commencing operations in the fall of 1999.

     Royalty expense increased $75,000 for the three-month period ended December 31, 1999 and $100,000 for the six-month period ended December 31, 1999, compared with the same periods in 1998. The increase in royalty expense resulted from the Company entering into an exclusive license agreement in August, 1999.

     Selling, general and administrative expenses as a percentage of net sales were 74.67% for the three-month period ended December 31, 1999 and 106.19% for the six-month period ended December 31, 1999, compared to zero for the same periods in 1998. The increase in selling, general and administrative expenses resulted primarily from the Company commencing operations in the fall of 1999.

     Net loss increased by $193,238 for the three-month period ended December 31, 1999 and $362,051 for the six-month period ended December 31, 1999 from zero for the same periods in 1998 due to the Company commencing operations in the fall of 1999. Net loss as a percentage of net sales was 42.35% for the three-month period ended December 31, 1999 and 79.35% for the six-month period ended December 31, 1999 compared to zero for the same periods in 1998 due to the Company commencing operations in the fall of 1999.

Liquidity and Capital Resources

     The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S.

market. The Company has generally relied on cash flow from the issuance of convertible debentures and cash collected on sales that commenced in December 1999 to fund operating activities. The Company expects to need additional funding from the issuance of convertible debentures or other sources in the quarter to end March 31, 2000 to fund expected growth of the Company. The Board of Directors had previously approved the issuance of convertible debentures in the principal amount not to exceed $2,000,000 that may be sold from time to time by the Company to raise start-up capital. As of February 10, 2000, the Company has issued convertible debentures and received funding of $1,550,000. While no commitments have been received to provide the balance of the funding, the Company believes that there are persons or entities that will provide the balance of any needed financing on terms offered by the Company.

     The Company is currently generating negative cash flow from operations since it only had its first sales in December 1999 after commencing operations in August 1999. The Company does not generally extend credit to distributors but requires payment by credit card or bank draft prior to shipping of products. This process eliminates the need for significant accounts receivable from distributors. During the three-month and six-month periods ended December 31, 1999, the Company had negative cash flow from operations of $790,294 and $886,015, respectively. This negative cash flow from operations primarily related to the Company's net loss, receivables from its credit card merchant account and bank drafts, inventory and deposits for inventory purchases, and reduction of liability to licensor.

     As of December 31, 1999, working capital was $870,099 compared to $9,790 at June 30, 1999. This increase is primarily due to funds from the issuance of convertible debentures. Cash at December 31, 1999 and June 30, 1999 was $318,606 and $450, respectively.

     Capital expenditures, primarily for office furniture and equipment were $52,396 for the three-month period ended December 31, 1999 and $64,090 for the six-month period ended December 31, 1999. In addition, the Company anticipates additional similar capital expenditures of $40,000 for the remainder of the fiscal year to enhance its infrastructure, including computer systems to accommodate anticipated future growth.

     Expenditures for deposits for services, principally lease for office space and merchant account for credit cards, were $64,922 for the three-month period ended December 31, 1999 and $81,739 for the six-month period ended December 31, 1999. Except for deposits for inventory purchases, no significant additional deposits are anticipated for these items for the remainder of the fiscal year.

     The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at December 31, 1999 were $277,175, including $33,881 for the remainder of the fiscal year.

Seasonality and Cyclicality

     In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns.

Note Regarding Forward-Looking Statements

    Certain statements made above, including those in the Liquidity and Capital Resources section, herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," " estimate,", or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by its management over time means that actual events are bearing out as estimated in such forward looking statements.

                                     PART II

                                OTHER INFORMATION


Item 1   Legal Proceedings

None

Item 2   Changes in Securities and Use of  Proceeds

Information in response to the requirements of this Item is disclosed above, in
PART I, Item 2., under the Liquidity and Capital Resources section.

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

In January, 2000, the Company cancelled 18,800 shares of common stock previously issued prior to June 30, 1999.

Item 6   Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

International Cosmetics Marketing Co.
(Registrant)

/s/ Stephanie McAnly                                 /s/ Sonny Spoden
--------------------                                 ----------------
Stephanie McAnly                                     Sonny Spoden
Chief Executive Officer                              Chief Financial Officer

Dated:   February 10, 2000