Form 10KSB40
period 1999-06-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2000-03-15
CIK 1097339

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from January 1, 1999 to June 30, 1999

         Commission file number 0-27833

                      International Cosmetics Marketing Co.
                      -------------------------------------
                 (Name of small business issuer in its charter)

                                     Florida
                         ------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0598868
                                   ----------
                      (I.R.S. Employer Identification No.)

    6501 NW Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487
    ------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 561-999-8878
                                               ------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
                              (Title of each class)

                    Name of each exchange on which registered

                                 not applicable
                                 --------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. Issuer had no revenues for the 6 months ended June 30, 1999.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of March 13, 2000 was approximately $19,297,000.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 13, 2000, 4,759,400 shares of Common Stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):

         Yes      No   X
             ----    ---

                                     PART I

The discussion in this Annual Report on Form 10-KSB regarding the Company and its business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

From our inception, our fiscal year was December 31. On November 23, 1999, we changed the fiscal year to June 30.

Item 1.  Description of Business

General

Our History

         We were incorporated in Florida on July 14, 1995 under the name CindyCo., Inc. for the purpose of providing non-legal services to organizational and start-up companies. Between October, 1998 and January 1999, we sold an aggregate of 18,800 shares of our Common Stock to certain accredited or otherwise sophisticated investors with whom we had pre-existing relationships and who had access to relevant information concerning the Company in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) and Rule 506 of Regulation D of the Securities Act. We received gross proceeds of $470 in this transaction.

         Our prior management subsequently determined to narrow the scope of our stated business purposes to concentrate in the area of marketing. In August 1999, we changed our name to International Cosmetics Marketing Co., our original officers and directors resigned, and our current officers and directors were elected to their positions. Concurrently, we entered into an agreement with Beverly Sassoon International, Inc., Beverly Sassoon and Elan Sassoon which grant us various rights which are described below related to the manufacturing, marketing and distribution of products utilizing the "Beverly Sassoon" or "Elan Sassoon" names.

Our Business Plan

         As of June 30, 1999, we were a development stage company and our business was the development, marketing and distribution of a broad range of consumer products. We commenced operations in late 1999. We will seek to develop and distribute a variety of products which have wide range of consumer appeal in areas from skin care and cosmetics to nutrition and human wellness products to apparel and other disposable goods. In order to build a database from which we might select products to market and distribute, we presently anticipate that we will solicit proposals from inventors who have substantially completed their product development but lack the expertise or capital to market or distribute it. We expect that we will utilize advertisements in trade and other publications, networking, referrals from persons with whom we may have pre-existing relationships and our Web site as methods of soliciting these proposals. We may also acquire existing businesses with complimentary operations as a method of expanding our business and operations.

         Our business plan focuses our efforts and resources on the marketing and distribution of our products. We will out source the manufacturing of these products to one or more contract manufacturers.

We are presently in the early stages of implementing our business plan, including establishing various relationships with other companies to assist us in the implementation of our business plan.

         Under the terms of the Exclusive License Agreement with Beverly Sassoon International, LLC. which we entered into in August 1999, we received the exclusive rights to manufacture, market and distribute the line of skin care products and cosmetics which Beverly Sassoon International, LLC. had previously developed. These products, which include a complete line of skin care products including moisturizers, treatments and masks, will be marketed and distributed by us utilizing the name and likeness of Beverly Sassoon. We are in the preliminary stages of designing packaging and the development of a marketing campaign. As a result of the early stages of these discussions, we do not presently have a timetable for the introduction of these products to the market.

         Our distribution strategy will include direct selling and marketing utilizing independent sales representatives much like Avon Products, Inc., Amway and Mary Kay, Inc. Our business plan provides that these representatives, who will be independent contractors, will purchase our products directly from us and sell them directly to their customers. We will be responsible for the recruitment and training of the independent sales representatives. We anticipate that we will develop sales promotion and sales development activities which will be directed towards giving selling assistance to the independent sales representatives through aids such as brochures, product samples and demonstration products. We have established a Web site which will serve both as an additional marketing tool, and will provide a platform from which we will be able to provide various support services to our independent sales representatives. We also anticipate that we will seek to motivate our independent sales representatives through the use of special incentive programs that reward superior sales performance.

License Agreement

         In August 1999 we entered into an Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC. which granted us the following rights:

         * We have an exclusive license to utilize Ms. Sassoon's name and likeness in connection with the manufacture, marketing, promotion and sale of certain of our products.

         *        Likewise, we have an exclusive license to utilize Mr.
                  Sassoon's name and likeness in connection with the manufacture, marketing, promotion and sale of our products.

         * We have an exclusive, worldwide license to manufacture, market and distribute certain skin care products developed by Beverly Sassoon International, LLC.

         * Upon the expiration of certain existing licenses granted by Ms. Sassoon to third parties related to the use of her name and likeness in the marketing and promotion of pet care products and slimming products, we will have the exclusive license to also utilize Ms. Sassoon's name and likeness in relation to these types of products.

         The term of this Exclusive License Agreement is 99 years, with a 99 year renewal at our option. We retain full control over the manufacturing, development and marketing of our products. Through Beverly Sassoon International, LLC., Ms. Sassoon and Mr. Sassoon will consult with us in the areas of product development and marketing, and we will utilize their names and/or likenesses in promoting certain of our products and in the development of certain of our brands. The consideration for the rights we received under this Exclusive License Agreement included:

         * Aggregate cash payment to Beverly Sassoon International, LLC of up to $200,000.

         * Issuance of 900,000 shares of our Common Stock to Beverly Sassoon International, LLC.

         * The future payment of royalties equal to the greater of 2% of gross revenues from the sales of any of our products which are marketed or distributed subject to the terms of the Exclusive License Agreement, or $25,000 per month. These royalty payments will end if either Summer Camp West Limited Partnership, a Georgia limited partnership controlled by Beverly Sassoon, Romana DOD Limited Partnership, a Georgia limited partnership controlled by Elan Sassoon or Capital Distributors, LLC, which is controlled by Beverly Sassoon and Elan Sassoon, exercises certain options to purchase an aggregate of 4,850,000 shares of our Common Stock.

         The Company has signed an endorsement contract with an individual to endorse its products as part of the endorser's attempt to climb Mt. Everest in the spring of 2000. We anticipate that we will also seek to license the use of the names and likeness of other well-known individuals to assist us in the development, marketing and establishment of certain of our brands. The Company has not entered into any discussions with any additional well-known individuals as of March 13, 2000.

Marketing Consulting Agreements

         In September 1999, the Company entered into two separate Consulting Agreements to provide the Company with marketing services. The one (1) year Consulting Agreement with Viking Holding Company ("Viking"), provides that the consultant will provide management, network marketing strategic organization and structure recruiting experienced personnel and financial matters in connection with the general sales, marketing and operation of the Company's business and products, and expansion of services and products. The Company issued 200,000 shares of its Common Stock for the marketing services to be provided by Viking. The shares are subject to waiver and forfeiture, termination and cancellation in the event the Company has not within the term of the agreement (i) attained sales in excess of $5,000,000; and (ii) secured at least 5,000 distributors ("Performance Goals"). The Company may in its sole discretion, waive the satisfaction of the Performance Goals. The Shares will be held in escrow pending satisfaction of the performance goals.

         The eighteen (18) month Consulting Agreement with Hatteras Investment Company ("Hatteras") provides that the consultant will provide management, network marketing strategic organization and structure recruiting experienced personnel and financial matters in connection with the general sales, marketing and operation of the Company's business and products, and expansion of services and products. The Company issued 200,000 shares of its Common Stock for the marketing services to be provided by Hatteras. The shares are subject to waiver and forfeiture, termination and cancellation in the event the Company has not within the term of the agreement (i) attained sales in excess of $10,000,000; and (ii) secured at least 10,000 distributors ("Performance Goals"). The Company may in its sole discretion, waive the satisfaction of the Performance Goals. The Shares will be held in escrow pending satisfaction of the performance goals.

Competition

         We will be operating in a very competitive industry, dominated by national and international companies with well-established brands. Our primary competitors will be companies such as Amway, Avon Products, Inc. and Mary Kay, Inc., all of whom are better capitalized, have more experience in our industry and have established varying degrees of consumer loyalty. There are no assurances we will ever be successful in establishing our brands or penetrating our target markets.

Intellectual Property

         Under the terms of the Exclusive License Agreement, we have the rights to all trademarks, copyrights, trade names and other intellectual property related to the use of the names and likeness of Beverly Sassoon or Elan Sassoon for products marketed and distributed under the terms of that agreement. We are in the process of filing certain fictitious name applications with the state of Florida in order to conduct business under the names "Beverly Sassoon" and "Beverly Sassoon & Company" and are currently awaiting confirmation from the state. Ms. Sassoon and Mr. Sassoon have agreed to execute such additional documents as we deem reasonably necessary to register and protect these intellectual property rights. As we develop other trademarks, trade names, copyrights or other intellectual property rights, we may seek to protect these, as well as those related to Ms. Sassoon and Mr. Sassoon, by registration in the United States and other countries where these products may be marketed. Depending upon the development of our business, we may also wish to develop and market products which incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications. While we may seek to protect our intellectual property, in general, there can be no assurance that our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of our products. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

Special Matters Related to Our Use of Independent Sales Representatives

         Because our independent sales representatives are will classified as independent contractors, and not as our employees, we are unable to provide them the same level of direction and oversight as our employees. While we have policies and rules in place governing the conduct of our independent sales representatives, and we will periodically review the sales tactics of these independent sales representatives, it is difficult to enforce our policies and rules for the independent sales representatives.

Government Regulation

         As our business strategy includes the development, marketing and distribution of a wide range of consumer products, we may from time to time become subject to compliance with various federal or state laws, rules and regulations related to these products, including regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as various other federal, state and local or foreign regulatory authorities. Such regulations would relate principally to the ingredients, labeling, packaging and marketing of our products. It is also possible that certain of our products may also be classified as over-the-counter drugs. Additional regulatory requirements for such products would include additional labeling requirements, registration of the manufacturer and semi-annual update of the drug list. In the event we should fail to comply with the foregoing, or other as yet unidentified, federal and state laws, rules and regulations, our business and operations could be materially and adversely impacted.

         Our network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers, and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. Various government agencies monitor direct selling activities, and we may be requested from time to time to supply information regarding our marketing plan to these agencies. Although we believe our network marketing system is in substantial compliance with the laws and regulation relating to direct selling activities, we cannot be certain that legislation and regulations adopted in particular jurisdictions in the future will not adversely affect our operations. In this regard, our policies and procedures were designed to be in compliance with the "Amway Decision," the rules by which most network marketing standards are measured. We could also be found to be in non-compliance with existing statutes or regulations as a result of, among other things, misconduct by our independent sales representatives, the ambiguous nature of certain regulations, and the considerable interpretative and enforcement discretion given to regulators. Any assertion or determination that we or our independent sales representatives are not in compliance with existing statutes or regulation could have a material adverse affect on our business and operations. In addition, an adverse determination by any one state could influence the decisions of regulatory authorities in other jurisdictions.

         We may also be subject to the risk of private party challenges to the legality of our network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. We believe that our network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules, and are inherently fact-based. An future challenge and subsequent adverse judicial determination with respect to our network marketing system could have a material adverse effect on our business and operations. Among other things, such a determination could require us to make modifications to our network marketing system and result in negative publicity. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us, could have a material adverse effect on our business and operations.

Employees

         As of February 13, 2000, the Company has twelve full time employees. As we implement our business plan, we anticipate we will be hiring additional full-time employees in the areas of sales and marketing. None of our employees are covered by collective bargaining agreements and we believe we have satisfactory relationships with our employees.

Item 2. Description of Property

The Company's principal offices are located at 6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487. The Company has entered into a lease agreement with an unrelated third party for this location of approximately 4,251 square feet of commercial office space. The lease is for a term of five
(5) years, commencing on November 1, 1999 and expiring on October 31, 2004. The Company will pay a base rent, ranging from $5,313.75 per month to $5,977.25 per month over the term of the lease, along with its pro rata share of certain common area maintenance, operating expenses, taxes and insurance.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

            Our stock is not currently traded. The Company has applied to have its common stock listed on the OTC Bulletin Board. There is no assurance that the application will be approved. As of March 13, 2000, the Company believes that it has approximately 41 record holders of its common stock.

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Read the following discussion together with the information contained in the Financial Statements and related Notes included elsewhere in this filing.

Operations

The Company had a net loss of $150 for the six months ended June 30, 1999 compared to a net loss of $170 for the twelve months ended December 31, 1998. The Company had no revenues as of June 30, 1999 and did not commence operations until late 1999.

Liquidity and Capital Resources

         We anticipate the cost of funding our proposed business plan could range between $1-$2 million dollars. Our Board of Directors has approved the issuance of convertible debentures in the principal amount not to exceed $2 million dollars which may be sold from time to time by the Company to raise start-up capital. As of March 13, 2000, we have sold to one accredited investor an aggregate of $1,950,000 in the form of a convertible debenture in a private placement exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act. While no commitments have been received to provide the balance of the funding, we believe that there are persons or entities that will provide the balance of any needed financing on terms offered by us.

Item 7. Financial Statements

         Our financial statements are contained in pages F-1 through F-13 as follows.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Management

Executive Officers and Directors

         The following table sets forth information concerning our executive officers and directors Members of our Board of Directors will be elected at our annual meeting of shareholders, and will serve for one year or until their successors are elected and qualify. Our officers are elected by the Board of Directors, and their terms of office are at the discretion of the Board of Directors.

         Name                               Age                        Position
         ----                               ---                        --------
Stephanie McAnly                            56                Director and President

Sonny Spoden                                54                Director and Chief Financial Officer

William Wirch                               52                Executive Vice President and Chief Operating Officer

Ms. McAnly has been an officer and director since August 1999. Stephanie McAnly has served as the Company's President since August 19, 1999. From July 1998 through August 1999, Ms. McAnly held the position of Director of Marketing and Training for 1-800-PARTYSHop, Inc., a multilevel marketing company offering theme party supplies, gifts and accessories. She developed and implemented the 1-800-PARTYSHop, Inc. national training program, wrote the policy and training manuals and served as a seminar instructor nationwide. She was a Master Distributor and Corporate Trainer from April 1998 to July 1998 for Premier Plus, Inc., a multilevel marketing company promoting telecommunications products, travel packages and golf equipment. And previously, for the period of October 1995 to April 1998, Ms. McAnly was the Top

Money Earner and Corporate Trainer for Strategic Telecom Systems, Inc., a multilevel marketing company promoting telecommunications products. She also served on the Strategic Telecom President's Advisory Board. From June 1985 through April 1996, Ms. McAnly was President of the corporation, The Bear Facts, Inc., a childcare center and preschool educational facility in DeSoto County, Florida. Ms. McAnly holds both a B.A. in English from the University of Florida and a B.A. in education from the University of South Florida.

Mr. Spoden has been an officer and director since August 1999. From January 1996 until May 1999, Mr. Spoden was Chief Financial Officer of Easy Access International, Inc., a publicly-owned holding company with subsidiaries engaged in the development, marketing, and distribution of telecommunication products and services. From 1993 until January 1996, Mr. Spoden was an independent business and financial advisor in Boca Raton, Florida. From 1969 until 1993, Mr. Spoden was employed by Ernst & Young LLP, and was a general partner and an accounting and auditing partner for the period 1982 to 1993. During his career with Ernst & Young LLP, Mr. Spoden was based in the Baltimore, Maryland office and the National office in New York City (1978 to 1980 and 1988 to 1993). Mr. Spoden received a B. S. with high honors, and a major in finance, from the University of Maryland in 1969, and has been licensed as a Certified Public Accountant in three states. For the period 1963 to 1967, Mr. Spoden served in the U. S. Navy, primarily with the Naval Security Group in Washington, D.C.

Mr. Wirch was employed as Executive Vice President and Chief Operating Officer in February 2000. From October 1998 through January 1999, Mr. Wirch was Chief Operating Officer for PetMed Express. In 1998, Mr. Wirch operated Rainforest Specialty Cages, Inc. as president and owner. For the period 1985 through 1995, Mr. Wirch held various positions with The Iams Company, including V. P. International Development of Iams Pet Food International (Europe) and V. P. Finance and Administration and Chief Financial Officer. For the period 1978 through 1983, Mr. Wirch held various technical and information processing positions with NCR Corporation. Mr. Wirch was with the U. S. Air Force in 1967. Mr. Wirch received a A.A.S. degree in accounting from Sinclair Community College (Dayton, Ohio) and a B.B.A. degree in finance (Summa Cum Laude) from National University (San Diego, California).

         There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Compliance with Section 16(a) of the Exchange Act

         We were not subject to the reporting requirements of Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the six months ended June 30, 1999..

Item 10. Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by the Company in each of the last two fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                                                                Long - Term
                                    Annual Compensation                         Compensation Awards
                                    ---------------------------------------------------------------

Name and                                           Other Annual    Restricted  Options              All Other
Principal Position         Year   Salary  Bonus    Compensation     Stk Awds   SARs(#)       LTIP   Compen.
------------------         ----   ------  ---------------------     --------   -------       ----   -------
Charles B. Pearlman        1998     $0               $0                0          0           0        0
President, Chief           1997     $0               $0                0          0           0        0
Executive Officer,
and Director(1)

         (1) Mr. Pearlman served as our Chief Executive Officer and a director from our inception in 1995 until August 1999.

                 OPTION GRANTS IN SIX MONTHS ENDED JUNE 30, 1999

                                            Individual Grants
                                            -----------------
                                      No. of Securities               % of Total Options
                                      Underlying                      Granted to Employees               Exercise     Expiration
Name                                  Options Granted                 in Fiscal Year                     Price        Date
-----------------------------------------------------------------------------------------------------------------------------------
Charles B. Pearlman
President and Director(1)                    0                                0                              0            0


         (1) Mr. Pearlman served as our President and a director from our inception in 1995 until August 1999.

          AGGREGATE OPTION EXERCISES IN SIX MONTHS ENDED JUNE 30, 1999
                        AND FISCAL YEAR-END OPTION VALUES

                                                                         No. of Securities
                                                                        Underlying Options                 Value of Unexercised
                                  Shares                                      Options at                 In-the-Money options at
                               Acquired on         Value                   June 30, 1999                       June 30, 1999
        Name                     Exercise         Realized         Exercisable      Unexercisable      Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Charles B. Pearlman
President, Chief
Executive Officer and
Director (1)                          0             n/a                 n/a                n/a              n/a               n/a

         (1) Mr. Pearlman served as our Chief Executive Officer and a director from our inception in 1995 until August 1999.


1997 Stock Option Plan

         Our 1997 Stock Option Plan ("Plan") was adopted by our Board of Directors and the holders of a majority of our issued and outstanding capital stock on October 1, 1997, effective as of that date. Under the Plan, we have reserved an aggregate of 1,000,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"), of which options to acquire an aggregate of 325,000 shares have been granted to Ms. McAnly and Messrs. Spoden and Wirch. The purpose of the Plan is to encourage stock ownership by our officers, directors and key employees, and to give such persons a greater personal interest in our success and an added incentive. The Board of Directors will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan

Option with shares of Common Stock owned by the eligible person, and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the outstanding Common Stock must not be less than 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of Directors. provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Common Stock, no more than five years after the date of the grant.

         The Plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the Plan or subject to unexercised Plan Options and in the purchase price per share under such Plan Options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding Plan Options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of Common Stock, the Board of Directors may declare that each Option granted under this Plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each Eligible Person holding an Option, and each such Eligible Person shall have the right, during the period of 30 days proceeding such termination, to exercise his Option as to all or any part of the shares, including shares of stock as to which such Option would not otherwise be exercisable.

         The Plan provides that the Plan Options granted thereunder shall be exercisable from time to time in whole or in part, unless otherwise specified in the agreement representing the Plan Options or by the Board of Directors. Each Plan Option may be exercised in whole or in part at any time during the period from the date of the grant until the end of the period covered by the Plan Option period. The Plan provides that, with respect to Incentive Stock Options, the aggregate fair market value (determined as of the time the option is granted) of the shares of Common Stock, with respect to which Incentive Stock Options are first exercisable by any option holder during any calendar year (including all of our incentive stock option plans or any parent or any subsidiary which are qualified under Section 422 of the Internal Revenue Code of
1986) shall not exceed $100,000.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not our employee but is a member of the Board of Directors and his service as a director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         The Board of Directors may amend, suspend or terminate the Plan at any time. However, no such action may prejudice the rights of any optionee who has prior thereto been granted options under this Plan. Further, no amendment to this Plan which has the effect of (a) increasing the aggregate number of shares subject to the Plan (except for adjustments due to changes in our capitalization), or (b) changing the definition of "Eligible Person" under this Plan, may be effective unless and until approved by our stockholders in the same manner as approval of the Plan was required. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate on October 1, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 2000, there are 4,759,400 shares of our Common Stock issued and outstanding. There are no shares of preferred stock currently issued and outstanding, and the outstanding options are not presently exercisable. The following table sets forth, as of the close of business on March 13, 2000, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than five percent of our Common Stock; and (b) the number of shares of our Common Stock owned by each officer and director, and all officers and directors as a group, together with their respective percentage holdings of such shares. Unless otherwise indicated, the address for each person is 6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487.

            Name and                                    Amount of                             Percentage
           Address of                                  Beneficial                                 of
       Beneficial Owner(1)                         Ownership of Stock                            Class
------------------------------------------------------------------------------------------------------------
Stephanie McAnly(2)                                       33,333                                  *
Sonny Spoden(3)                                           25,000                                  *
William Wirch(4)                                          50,000                                  1.1%
Nico Pronk(5)                                            390,000                                  8.1%
Beverly Sassoon
   International, LLC(6)                                 900,000                                 18.8%

All Executive Officers
and Directors as a Group
(three people)(2)(3)(4)                                  108,333                                  2.3%

* less than one percent

         (1) Pursuant to Rule 13-d-3 under the Exchange Act, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

         (2) Includes 33,333 shares issuable upon exercise of options granted under the Company's 1997 Stock Option Plan exercisable for five (5) years at an exercise price of $2.50 per share. Does not include 66,667 shares issuable upon exercise of options which shall be vest at a rate of 25,000 options on each August 19, 2001 and August 19, 2002 under the Company's 1997 Stock Option Plan which options will be exercisable for five (5) years at an exercise price equal $2.50 per share upon vesting at 33,333 shares on August 19, 2000 and 33,334 shares on August 19, 2001. Does not include 100,000 shares under options which may be granted and exercisable for five years at an exercise price equal to the then fair market value of the stock at the date of the grant upon vesting 50,000 shares on August 19, 2001 and 50,000 shares on August 19, 2002.

         (3) Includes 25,000 shares issuable upon exercise of options granted under the Company's 1997 Stock Option Plan exercisable for five (5) years at an exercise price of $2.50 per share. Does not include 50,000 shares issuable upon exercise of options which vest at a rate of 25,000 options on each August 19, 2001 and August 19, 2002 under the Company's 1997 Stock Option Plan which options will be exercisable for five (5) years at an exercise price equal to $2.50 per share upon vesting at 25,000 shares on August 19, 2000 and 25,000 shares on August 19, 2001, Does not include 50,000 shares under options which may be granted and exercisable for five years at an exercise price equal to the then fair market value of the stock at the date of the grant upon vesting 25,000 shares on August 19, 2001 and 25,000 shares on August 19, 2002.

         (4) Includes 50,000 shares issuable upon exercise of options granted under the Company's Stock Option Plan exercisable for five (5) years at an exercise price of $2.50 per share. Does not include 100,000 shares issuable upon exercise of options which shall vest at a rate of 50,000 options on each February 13, 2001 and February 13, 2002 under the Company's 1997 Stock Option Plan which options will be exercisable for five (5) years at an exercise price of $2.50 per share upon vesting at 50,000 shares on February 13, 2001 and 50,000 shares on February 13, 2001. Does not include 150,000 shares under options which may be granted and exercisable for five years at an exercise price equal to the then fair market value of the stock at the date of the grant upon vesting 75,000 shares on February 13, 2002 and 75,000 shares on February 13, 2003.

         (5) Nico Pronk is the holder of convertible debentures in the face amount of $1,950,000 Purchased subsequent to June 30, 1999 and convertible into common stock at $5.00 per share. Mr. Pronk's address is Mr. Nico Pronk, % 1801 Clint Moore Road, Suite 110, Boca Raton, Florida 33487.

         (6) Beverly Sassoon International, LLC. is a Florida limited liability company whose principal place of business is P.O. Box 267145, Weston, FL 33326-7145. Beverly Sassoon, Elan Sassoon and Paul Lambert are the managing members and control persons of Beverly Sassoon International, LLC. Does not include options to purchase 4,850,000 shares of our Common Stock, at an exercise price of $.001 per share, which are held by the following individuals and entity:

                  Holder                             No. of Shares Underlying Option
                  ------                             -------------------------------
                  Summer Camp West Limited
                    Partnership (1)                              2,250,000
                  Romana DOD Limited Partnership (2)             2,000,000
                  Capital Distributors, LLC (3)                    600,000


         (1) On August 19, 1999, options to purchase these shares were issued to Beverly Sassoon which she subsequently transferred to Summer Camp West Limited Partnership, a Georgia limited partnership controlled by Beverly Sassoon.
         (2) On August 19, 1999, options to purchase these shares were issued to Elan Sassoon which he subsequently transferred to Romana DOD Limited Partnership, a Georgia limited partnership controlled by Elan Sassoon.
         (3) Capital Distributions, LLC is a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon.

Item 12. Certain Relationships and Related Transactions

         None.


Item 13. Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      Exhibits
                  --------

EXHIBIT NO.                DESCRIPTION
-----------                -----------

10(a) Employment Agreement dated as of February 13, 2000 by and between Interntional Cosmetics Marketing Co. and William Wirch

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, International Cosmetics Marketing Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          International Cosmetics Marketing Co.

                                          By:  Stephanie McAnly
                                               ----------------
                                               Stephanie McAnly, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                        Title                                       Date
         ---------                        -----                                       ----
/s/ Stephanie McAnly                      Director and President                      March 13, 2000
---------------------------


/s/ Sonny Spoden                          Director, Chief Financial Officer
---------------------------               and Principal Accounting Office March 13, 2000







                                       14

                      INTERNATIONAL COSMETICS MARKETING CO.







                          AUDITED FINANCIAL STATEMENTS




                 For the Six Months Ended June 30, 1999 and 1998
     and the Period From July 14, 1995 (Date of Inception) to June 30, 1999



                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)






                                    CONTENTS
                                    --------





INDEPENDENT AUDITORS' REPORT                                                    F-1
----------------------------



FINANCIAL STATEMENTS
--------------------

         BALANCE SHEETS                                                         F-2


         STATEMENTS OF OPERATIONS                                               F-3


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                          F-4


         STATEMENTS OF CASH FLOWS                                               F-5


NOTES TO FINANCIAL STATEMENTS                                                F-6-13
-----------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of INTERNATIONAL COSMETICS MARKETING CO.


We have audited the accompanying balance sheet of International Cosmetics Marketing Co. (a development stage company) as of June 30, 1999 and December 31, 1998 and the related statements of operations, changes in stockholders' equity, and cash flows for the six months ended June 30, 1999 and 1998 and the period from July 14, 1995 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Cosmetics Marketing Co.(a development stage company) as of June 30, 1999 and December 31, 1998 and the results of its operations and its cash flows for the six months ended June 30, 1999 and 1998 and for the period from July 14, 1995 (date of inception) to June 30, 1999 in conformity with generally accepted accounting principles.



/s/ LONDON WITTE & COMPANY, P.A.
--------------------------------
LONDON WITTE & COMPANY, P.A.
Certified Public Accountants

February 22, 2000, except for Note 8,
As to which the date is March 14, 2000


                     INTERNATIONAL COSMETICS MARKETING CO.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      June 30, 1999 and December 31, 1998

                                   A S S E T S

                                                                       June 30,      December 31,
                                                                         1999           1998
                                                                         ----           ----
CURRENT ASSETS
  Cash                                                                 $   450          $   240
  Deferred offering costs                                                9,340                0
                                                                      --------        ---------

    TOTAL CURRENT ASSETS                                                 9,790              240
                                                                      --------        ---------

    TOTAL ASSETS                                                       $ 9,790          $   240
                                                                      ========        =========

L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
  Accrued expenses                                                     $ 9,340          $     0
                                                                      --------        ---------

    TOTAL CURRENT LIABILITIES                                            9,340                0
                                                                      --------        ---------

STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share;
    25,000,000 shares authorized; 7,450,000
    shares issued and outstanding                                        7,450            7,442
  Preferred stock, par value $.001 per share;
    5,000,000 shares authorized; no shares
    issued and outstanding                                                   0                0
  Additional paid-in capital                                             1,116              764
  Deficit accumulated during the development
    stage                                                               (8,116)          (7,966)
                                                                      --------        ---------

    TOTAL STOCKHOLDERS' EQUITY                                             450              240
                                                                      --------        ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 9,790          $   240
                                                                      ========        =========



See accompanying notes to financial statements and independent auditors' report.


                     INTERNATIONAL COSMETICS MARKETING CO.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                For the Six Months Ended June 30, 1999 and 1998
     and the Period From July 14, 1995 (Date of Inception) to June 30, 1999


                                                                INCEPTION
                                                                   TO
                                    June 30,      June 30,      June 30,
                                      1999          1998          1999
                                      ----          ----          ----
REVENUES                          $         0   $         0   $         0


OPERATING EXPENSES:
  General and administrative              150           150         8,116
                                  -----------   -----------   -----------
    NET LOSS BEFORE INCOME TAXES         (150)         (150)       (8,116)

INCOME TAX EXPENSE (BENEFIT)                0             0             0
                                  -----------   -----------   -----------
    NET LOSS                      $      (150)  $      (150)  $    (8,116)
                                  ===========   ===========   ===========


NET LOSS PER SHARE - BASIC          (0.000020)    (0.000020)
                                  ===========   ===========


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
    Basic                           7,450,000     7,431,200
                                  ===========   ===========



See accompanying notes to financial statements and independent auditors' report.



                     INTERNATIONAL COSMETICS MARKETING CO.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Six Months Ended June 30, 1999 and 1998
     and the Period From July 14, 1995 (Date of Inception) to June 30, 1999



                                                COMMON STOCK AND                   TOTAL
                                               CAPITAL IN EXCESS  ACCUMULATED   STOCKHOLDERS'
                                    SHARES        OF PAR VALUE      DEFICIT        EQUITY
                                    ------        ------------      -------        ------
BALANCES AT JULY 14, 1995                    0     $       0      $       0      $       0
  Issuance of common stock
  for organizational costs           7,431,200         7,431              0          7,431
  Contribution of capital                    0           200              0            200
  Net Loss                                   0             0         (7,631)        (7,631)
                                    ----------     ---------      ---------      ---------
BALANCES AT DECEMBER 31, 1996        7,431,200         7,631         (7,631)             0
  Contribution of capital                    0           165              0            165
  Net Loss                                   0             0           (165)          (165)
                                    ----------     ---------      ---------      ---------

BALANCES AT DECEMBER 31, 1997        7,431,200         7,796         (7,796)             0
  Issuance of common stock
  at $.025 per share                    10,400           260              0            260
  Contribution of capital                    0           150              0            150
  Net Loss                                   0             0           (170)          (170)
                                    ----------     ---------      ---------      ---------

BALANCES AT JUNE 30, 1998            7,441,600         8,206         (7,966)           240
  Net Loss                                   0             0              0              0
                                    ----------     ---------      ---------      ---------

BALANCES AT DECEMBER 31, 1998        7,441,600         8,206         (7,966)           240
  Issuance of common stock
  at $.025 per share                     8,400           210              0            210
  Contribution of capital                    0           150              0            150
  Net Loss                                   0             0           (150)          (150)
                                    ----------     ---------      ---------      ---------

BALANCES AT JUNE 30, 1999            7,450,000     $   8,566      $  (8,116)     $     450
                                    ==========     =========      =========      =========

See accompanying notes to financial statements and independent auditors' report.


                     INTERNATIONAL COSMETICS MARKETING CO.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
     and the Period From July 14, 1995 (Date of Inception) to June 30, 1999


                                                                       INCEPTION
                                                                          TO
                                                 June 30,   June 30,   June 30,
                                                   1999       1998       1999
                                                   ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (150)   $  (150)   $(8,116)
                                                   -------    -------    -------
  Adjustments to reconcile net
  loss to net cash used by
  operating activities:

    Changes in operating assets and liabilities:
      Deferred offerring costs                      (9,490)         0     (9,490)
      Accrued expenses                               9,490          0      9,490
                                                   -------    -------    -------

  Net cash used by operating activities               (150)      (150)    (8,116)
                                                   -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used by investing activities                  0          0          0
                                                   -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contribution of capital                              150        150        665
  Proceeds from common stock issuance                  210          0      7,901
                                                   -------    -------    -------

  Net cash provided by financing
    activities                                         360        150      8,566
                                                   -------    -------    -------

NET INCREASE (DECREASE) IN CASH                        210          0        450
CASH AND EQUIVALENTS, BEGINNING                        240          0          0
                                                   -------    -------    -------

CASH AND EQUIVALENTS, ENDING                       $   450    $     0    $   450
                                                   =======    =======    =======

See accompanying notes to financial statements and independent auditors' report.

                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operations

International Cosmetics Marketing Co. (formerly CindyCo, Inc.) is a Florida corporation formed on July 14, 1995. The Company is in the development stage and has no operating history. The subsistence of the Company is dependent upon sufficient proceeds being raised through financing or capital contributions. The Company intends to develop, market and distribute a broad range of consumer products in the areas of skin care and cosmetic, nutrition and human wellness products, various apparel and other goods. During December 1999, the Company began operations.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred.

Fiscal Year Change

On November 29, 1999, the Board of Directors retroactively approved a change in the Company's fiscal year end from December 31 to June 30. These audited financial statements are for the six-month transition period ended June 30, 1999, and the comparative financial statements are for the six months ended June 30, 1998.

Cash and Cash Equivalents

For purposes of these financial statements, the Company considers all unrestricted highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Income Taxes

Deferred tax assets and liabilities are determined based upon differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.

The Company provides a valuation allowance against deferred tax assets if, based on the weight of evidence available, it

                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
------------------------------------------------------------

Income Taxes (cont'd)

is more likely than not that some or all of the deferred tax assets will not be realized.

Financial Statement Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Loss Per Share

Basic net income (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise related to dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding. No dilutive securities existed as of the balance sheet dates.


NOTE 2 - COMMON AND PREFERRED STOCK
-----------------------------------

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock with a per share par value of $.001. On July 14, 1995, the Board of Directors authorized the issuance of 7,431,200 common shares in exchange for organizational services valued at $7,431.20. Subsequent to the balance sheet date, as a part of the transactions described in Note 6, 4,000,000 of these shares were returned to and canceled by the Company.

Between October 1998 and February 1999, the Company sold 18,800 shares of common stock to various individuals pursuant to Rule 506 of Regulation D of the Securities Act at $.025 per share, for a total of $470. In January 2000, the Company cancelled these shares.

                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


NOTE 2 - COMMON AND PREFERRED STOCK (cont'd)
--------------------------------------------

Common Stock (cont'd)

Each share of common stock entitles its owner to one vote. The common shares carry no preemptive rights and are not redeemable. Cumulative voting is not permitted.

Preferred Stock

The Company has authorized the issuance of 5,000,000 shares of preferred stock with a par value of $.001 per share, bearing such voting, dividend, conversion, liquidation and other rights and preferences as the Board of Directors may determine. No shares of preferred stock have been issued.


NOTE 3 - STOCK OPTION PLAN
--------------------------

On October 1, 1997, the Board of Directors and shareholders approved a stock option plan entitled the "1997 Stock Option Plan" (the "plan"). Under the plan, the Company has reserved an aggregate of 1,000,000 shares of common stock for issuance pursuant to options granted under the plan. The Stock Options Committee of the Board of Directors of the Company will administer the plan. Options granted under the plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. The term and recipient of each option granted under the plan, and the manner in which it may be exercised, will be determined by the Board of Directors or the Stock Option Committee. No plan options have been granted as of June 30, 1999.


NOTE 4 - DEFERRED TAXES
-----------------------

Under current tax law, all start up costs must be amortized over a period of not less than 60 months, starting with the month in which business commences. As of June 30, 1999, the amount of start up costs was $9,340. Since operations have not commenced as of June 30, 1999, these costs are a non-amortizable asset for income tax reporting purposes. Based on the evidence available, the Company has provided a valuation allowance to offset any deferred tax asset arising from the future tax benefits from the amortization of its start up costs.

                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


NOTE 5 - LEASES
---------------

On November 1, 1999, the Company entered into a lease agreement with an unrelated third party to rent approximately 4,251 square feet of commercial office space at 6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida for its principal offices. The lease is for a term of 5 years, commencing on November 1, 1999 and expiring on October 31, 2004. The Company will pay a $50,000 security deposit, to be paid $10,000 at lease execution and $40,000 prior to occupancy. The Company will pay a base rent, ranging from $5,313.75 per month to $5,977.25 per month over the term of the lease, along with it's pro rata share of certain common area maintenance, operating expenses, taxes and insurance.

Minimum Future Lease Payments

                  2000                                           $ 42,510
                  2001                                             63,765
                  2002                                             65,465
                  2003                                             67,084
                  2004                                             70,807
                  2005                                             23,909
                                                                 --------
                  Total                                          $333,540
                                                                 ========


NOTE 6 - NON-MONETARY TRANSACTIONS
----------------------------------

Certain founders of the Company performed organizational services and incurred certain costs during the initial formation of the Company. On July 14, 1995, the Board of Directors authorized the issuance of an aggregate of 7,431,200 shares of common stock for these services, 4,000,000 of which were subsequently returned to the Company for cancellation in connection with the transactions described in Note 8.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

Refer to Note 6, which describes the issuance of founder shares of the Company's common stock for organizational services. No other related party transactions occurred during the period of these financial statements.

                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

On August 19, 1999, the Company entered into an Exclusive License Agreement with Beverly Sassoon International, LLC, Ms. Beverly Sassoon and Mr. Elan Sassoon. The agreement granted the Company the following rights: 1) an exclusive license to utilize Ms. Sassoon's name and likeness with the manufacturing, promotion and sale of certain products, 2) an exclusive license to utilize Mr. Sassoon's name and likeness with the manufacturing, promotion and sale of certain products, 3) an exclusive, worldwide license to manufacture, market and distribute certain skin care products developed by Beverly Sassoon International, LLC, and 4) upon the expiration of certain existing licenses granted by Ms. Sassoon to third parties related to the use of her name and likeness in the marketing and promotion of pet care and slimming products, the exclusive license to utilize Ms. Sassoon's name and likeness with regards to these types of products. The term of this Exclusive License Agreement is 99 years, with a 99 year renewal at the Company's option.

The Company will retain full control over the manufacturing, development and marketing of the Company's products. Also, Ms. Sassoon and Mr. Sassoon, through Beverly Sassoon International, LLC, will consult with the Company in connection with product development and marketing. As consideration for the rights granted under this agreement, Beverly Sassoon International, LLC will receive a payment of $150,000 and an aggregate of up to $50,000 of payments for certain expenses and 900,000 shares of the Company's common stock.

The Company will pay future royalty payments equal to the greater of 2% of gross revenues from sales of any products which are marketed or distributed under the terms of the Exclusive License Agreement, or $25,000 per month. These royalty payments will end if Summer Camp West Limited Partnership, a Georgia limited partnership controlled by Beverly Sassoon, Romana DOD Limited Partnership, a Georgia limited partnership controlled by Elan Sassoon and/or Capital Distributors, LLC, a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon exercise certain options to purchase 4,850,000 shares of the Company's common stock. The options are exercisable for a period of two years commencing on the earlier of August 19, 2001 or the 18th month anniversary of the date the Company's securities are first traded on the Nasdaq Stock Market in

                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


NOTE 8 - SUBSEQUENT EVENTS (cont'd)
-----------------------------------

the following quantities: 1) 2,250,000 shares for Summer Camp West Limited Partnership, 2) 2,000,000 shares for Romana DOD Limited Partnership, 3) 600,000 shares for Capital Distributors, LLC.

As stated above in Note 2 and Note 6, subsequent to the balance sheet date, certain founders returned 4,000,000 shares of the Company's common stock to the Company for cancellation.

Subsequent to the above referenced transactions, the Company issued a total of 400,000 shares of the Company's common stock to consultants for future services and 28,200 shares to counsel for the Company for legal services rendered.

The 400,000 shares of stock issued to consultants were issued pursuant to consulting agreements with Hatteras Investment Company and Viking Holding Company, which were entered into in September 1999. The Company agreed to issue 200,000 shares of common stock to each consultant as compensation for future services. The consultants will provide advice to and consult with the Company relating to management, network marketing, strategic planning, corporate organization and structure, recruiting experienced personnel and financial matters relating to the Company's general sales, marketing and operations.

The term of the agreement with Hatteras Investment Company is for 18 months from the date of the agreement and may be extended for an additional 18 months subsequent to the original term upon the mutual agreement of both parties. Shares of stock issued as compensation for this agreement are subject to termination and cancellation in the event that within 18 months after this agreement the Company has not attained sales in excess of $10,000,000 and the Company does not have at least 10,000 distributors.

The term of the agreement with Viking Holding Company is for 12 months from the date of the agreement and may be renewed subsequent to the original term for an additional 12 months upon the written mutual consent of both parties. Shares of stock issued as compensation for this agreement are subject to termination and cancellation in the event that within 12 months after this agreement the Company has not attained sales in excess of $5,000,000 and the Company does not have at least 5,000 distributors.

                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998


NOTE 8 - SUBSEQUENT EVENTS (cont'd)
-----------------------------------

In August 1999, the Company changed its name from CindyCo, Inc. to International Cosmetics Marketing Co. At the same time, the original officer and director resigned, and the Company's current officers and directors were elected to their current positions.

On August 19, 1999, the Company entered into an Employment Agreement with its President for a term of three years. The agreement provides for a base salary with increases based on sales volume. The Company has granted the Employee, subject to certain vesting provisions, 100,000 options to purchase shares of the Company's common stock at an exercise price of $2.50 per share under the 1997 Stock Option Plan discussed in Note 3. The options are exercisable for a period of five years from the date of vesting, subject to continued employment with the Company. The Employee may also be granted an additional 100,000 options to purchase, subject to certain restrictions, shares of the Company's common stock at fair market value at the date of the grant.

On August 19, 1999, the Company also entered into an Employment Agreement with its Chief Financial Officer for a term of three years. The Company has granted the Employee, subject to certain vesting provisions, 75,000 options to purchase shares of the Company's common stock at an exercise price of $2.50 per share under the 1997 Stock Option Plan discussed in Note 3. The options are exercisable for a period of five years from the date of vesting, subject to continued employment with the Company. The Employee may also be granted an additional 60,000 options to purchase, subject to certain restrictions, shares of the Company's common stock at fair market value at the date of the grant.

On February 13, 2000, the Company entered into an Employment Agreement with its Vice-president\Chief Operating Officer for a term of three years. The Company has granted the Employee, subject to certain vesting provisions, 150,000 options to purchase shares of the Company's common stock at an exercise price of $2.50 per share under the 1997 Stock Option Plan discussed in Note 3. The options are exercisable for a period of five years from the date of vesting, subject to continued employment with the Company. The Employee may also be granted an additional 150,000 options to purchase, subject to certain restrictions, shares

                      INTERNATIONAL COSMETICS MARKETING CO.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998



NOTE 8 - SUBSEQUENT EVENTS (cont'd)
-----------------------------------

of the Company's common stock at fair market value at the date of the grant.

In August 1999, The Board of Directors authorized and approved the private offering of up to $2,000,000 principal amount of 0% convertible debentures to finance its business plan. Each debenture issued is due and payable in full three years from the date of issuance and is convertible into shares of the Company's common stock at a conversion price of $5.00 per share, subject to adjustment in certain circumstances. As of March 14, 2000, $1,950,000 of debentures had been sold.

In January 2000, the Company cancelled 18,800 shares previously issued under Rule 506.