Form 10QSB
period 1999-09-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2000-03-20
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               YES  X     NO
                                  -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,759,400 shares as of March 17, 2000.

                      INTERNATIONAL COSMETICS MARKETING CO.
              Form 10-QSB for the quarter ended September 30, 1999


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
----------------------------------------------------

                          Part 1. Financial Information

Item 1.  Financial Statements

                      International Cosmetics Marketing Co.

                            Unaudited Balance Sheets

                                                                                                     September 30,         June 30,
                                                                                                          1999              1999
ASSETS
Current Assets:
    Cash                                                                                               $ 101,218          $     450
    Deposits for inventory purchases                                                                     100,234               --
    Prepaid expenses                                                                                      14,318               --
    Deferred offering costs                                                                                 --                9,340
                                                                                                       ---------          ---------

                    Total current assets                                                                 215,770              9,790

Office furniture and equipment, net                                                                       11,369               --
License agreement, net                                                                                   221,341               --
Other, primarily deposits                                                                                 17,651               --
                                                                                                       ---------          ---------

                    Total assets                                                                       $ 466,131          $   9,790
                                                                                                       ---------          ---------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Curremt Liabilities:
    Accounts payable and accrued liabilities                                                           $  29,493          $   9,340
    Payable to licensor                                                                                  137,501               --
                                                                                                       ---------          ---------

                    Total current liabilities                                                            166,994              9,340
0% convertible debentures                                                                                425,000               --

Commitments and contingencies

Stockholders' Equity (Deficiency):
    Common stock, par value $.001 per share, 25,000,000 shares authorized;
    4,778,200 and 7,450,000 shares issued and
    and outstanding                                                                                        4,778              7,450
    Additional paid-in capital                                                                            46,288              1,116
    Deficit accumulated during the devleopment stage                                                    (176,929)            (8,116)
                                                                                                       ---------          ---------

                    Total stockholders' equity (deficiency)                                             (125,863)               450
                                                                                                       ---------          ---------

                    Total liabilities and stockholders'  equity (deficiency)                           $ 466,131          $   9,790
                                                                                                       ---------          ---------

   The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                       Unaudited Statements of Operations

                                                                         Three Months           Three Months              Inception
                                                                                Ended                  Ended         (July 14, 1995)
                                                                            September              September           To September
                                                                             30, 1999               30, 1998               30, 1999
Revenues                                                                  $      --              $      --              $      --

Operating expenses:
    Legal                                                                      40,660                   --                   40,660
    Compensation                                                               36,182                   --                   36,182
    Royalty                                                                    25,000                   --                   25,000
    Computer services                                                          18,750                   --                   18,750
    Other general and administrative                                           48,221                    170                 56,337
                                                                          -----------            -----------            -----------

Total operating expenses                                                      168,813                    170                176,929
                                                                          -----------            -----------            -----------

Operating loss                                                               (168,813)                  (170)              (176,929)

Provision for income taxes                                                       --                     --                     --
                                                                          -----------            -----------            -----------

Net loss                                                                  $  (168,813)           $      (170)           $  (176,929)
                                                                          -----------            -----------            -----------

Net loss per share:
    Basic                                                                 $     (0.03)           $     (0.00)
    Diluted                                                               $      --              $      --
Weighted average common shares outstanding:
    Basic                                                                   6,093,785              7,431,200
    Diluted                                                                 8,332,246              7,431,200



   The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                       Unaudited Statements of Operations

                                                                                  Three Months       Three Months         Inception
                                                                                         Ended              Ended    (July 14, 1995)
                                                                                     September          September      To September
                                                                                      30, 1999           30, 1998          30, 1999
Cash Flows From Operating Activities
    Net loss                                                                        $(168,813)         $    (170)         $(176,929)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                              325               --                  325
        License amortization expense                                                    1,158               --                1,158
        Legal expense                                                                  10,000               --               10,000
        Changes in operating assets and liabilities:
            Deposits for inventory purchases                                         (100,234)              --             (100,234)
            Prepaid expenses                                                           (5,984)              --               (5,984)
            Deferred offering costs                                                     9,340               --                9,340
            Accounts payable and accrued liabilities                                   20,153               --               20,153
            Payable to licensor                                                       137,501               --              137,501
                                                                                    ---------          ---------          ---------

                    Net cash used in operating activities                             (96,554)              (170)          (104,670)

Cash Flows From Investing Activities
    Purchase of office furniture and equipment                                        (11,694)              --              (11,694)
    Deposits for services                                                             (15,984)              --              (15,984)
    License agreement                                                                (200,000)              --             (200,000)
                                                                                    ---------          ---------          ---------

                    Net cash used in investing activities                            (227,678)              --             (227,678)

Cash Flows from Financing Activities
    Contribution of capital                                                              --                 --                  665
    Proceeds from common stock issuance                                                  --                 --                7,901
    Issuance of convertible debentures                                                425,000               --              425,000
                                                                                    ---------          ---------          ---------

                    Net cash provided by financing activities                         425,000               --              433,566
                                                                                    ---------          ---------          ---------

                    Net increase (decrease) in cash                                   100,768               (170)           101,218

Cash, beginning of period                                                                 450                260               --
                                                                                    ---------          ---------          ---------

Cash, end of period                                                                 $ 101,218          $      90          $ 101,218
                                                                                    ---------          ---------          ---------


Supplemental Disclosure of Noncash Investing and Financing Activities:
    900,000 shares of stock issuged in August 1999 in acquisition of license agreement valued at $22,500.
     28,200 shares of stock issued in August 1999 for legal services valued at $10,000.
    400,000 shares of stock issued conditionally in September 1999 for consulting services valued at $10,000.


   The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                          Notes to Financial Statements

1.  Summary of Significant Accounting Policies

Nature of Operations

International Cosmetics Marketing Co. (the "Company"), d/b/a Beverly Sassoon & Co., is a network marketing company involved in the distribution and sale of products in the areas of skin care and cosmetics, nutrition and human wellness products, various apparel and other goods. The company commenced operations in the fourth quarter of 1999. The subsistence of the Company is dependent upon sufficient proceeds being raised through financing or capital contributions and sales and profitable operations. The Company's operations are currently expected to be limited to the United States.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 1999 and for the three-month periods ended September 30, 1999 and 1998 and for the period from July 14, 1995 (date of inception) to September 30, 1999. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

Income Taxes

Deferred tax assets and liabilities are determined based upon differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The Company has not recognized any benefit for its net operating loss through September 30, 1999 in the accompanying financial statements as the realization of this deferred tax benefit is not more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company' net deferred tax assets.

Loss Per Share

Basic net income (loss) per common share is computed by dividing net income
(loss) available to common stockholders for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise related to dilutive securities and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding. Options for 337,500 shares at September 30, 1999 were not dilutive.

2.  Subsequent events

In November 1999 the board of directors of the Company authorized changing the Company's fiscal year from December 31 to June 30, effective June 30, 1999. In January, 2000, the Company canceled 18,800 shares of common stock previously issued prior to June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1999 compared to 1998

     Royalty expense increased $25,000 for the three-month period ended September 30, 1999 compared with the same period in 1998. The increase in royalty expense resulted from the Company entering into an exclusive license agreement in August, 1999.

     Legal, compensation, computer services and other general and administrative expenses increased $97,983 for the three-month period ended September 30, 1999 compared to the same period in 1998. The increase in these operating expenses resulted primarily from the Company organizing to commence operations in the fourth quarter of 1999.

     Net loss increased by $168,643 for the three-month period ended September 30, 1999 compared to the same period in 1998 due to the Company organizing to commence operations in the fourth quarter of 1999.

Liquidity and Capital Resources

     The Company's principal needs for funds have been for working capital (deposits for future inventory purchases), royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from the issuance of convertible debentures to fund operating activities. The Company expects to need additional funding from the issuance of convertible debentures or other sources to implement its business plan. The Board of Directors had previously approved the issuance of convertible debentures in the principal amount not to exceed $2,000,000 that may be sold from time to time by the Company to raise start-up capital. As of March 17, 2000, the Company has issued convertible debentures and received funding of $1,950,000. While no commitments have been received to provide the balance of the funding or other working capital needs for the remainder of the fiscal year, the Company believes that there are persons or entities that will provide any needed financing.

     The Company is currently generating negative cash flow from operations since it had not commenced operations as of September 30, 1999. The Company will not generally extend credit to distributors but requires payment by credit card or bank draft prior to shipping of products. This process is expected to eliminate the need for significant accounts receivable from distributors. During the three-month period ending September 30, 1999, the Company had negative cash flow from operating activities of $96,554. This negative cash flow from operating activities primarily related to the Company's net loss, deposits for inventory purchases, and prepaid rent.

     As of September 30, 1999, working capital was $48,776 compared to $450 at June 30, 1999. This increase is primarily due to funds from the issuance of convertible debentures. Cash at September 30, 1999 and June 30, 1999 was $101,218 and $450, respectively.

     Capital expenditures, primarily for office furniture and equipment were $11,694 for the three-month period ended September 30, 1999. In addition, the Company anticipates additional similar capital expenditures of $90,000 for the remainder of the fiscal year to implement its business plan.

     Expenditures for deposits for services, principally lease for office space were $15,984 for the three-month period ended September 30, 1999. Except for deposits for inventory purchases, an additional rental deposit of $40,000, and a deposit as collateral for a merchant account for making credit card sales, no significant additional deposits are anticipated for these items for the remainder of the fiscal year.

     The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at September 30, 1999 were $311,572, including $42,504 for the remainder of the fiscal year.

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

                            Part II Other Information

                                                                                         Page

Item 1               Legal Proceedings

Item 2               Changes in Securities and Use of Proceeds

Item 3               Defaults upon Senior Securities

Item 4               Submission of Matters to a Vote of Security Holders

Item 5               Other Information

Item 6               Exhibits and Reports on Form 8-K

                     SIGNATURES


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

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

In August, 1999, the majority of shareholders approved an amendment to the articles of incorporation to change the name of the corporation from Cindyco, Inc. to International Cosmetics Marketing Co. and to increase the capitalization of the Company to 25,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Item 5   Other Information

In January, 2000, the Company canceled 18,800 shares of common stock previously issued prior to June 30, 1999.

Item 6   Exhibits and Reports on Form 8-K

None

                                     Page #

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

International Cosmetics Marketing Co.
(Registrant)


/s/ Stephanie McAnly                                  /s/ Sonny Spoden
------------------------------                        -----------------------
Stephanie McAnly                                      Sonny Spoden
President                                             Chief Financial Officer

Dated:   March 17, 2000