Form 10KSB/A
period 1999-06-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2000-03-30
CIK 1097339

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0598868
                        ---------------------------------
                      (I.R.S. Employer Identification No.)

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

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of March 28, 2000 was approximately $22,191,550.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 28, 2000, 4,759,400 shares of Common Stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes      No   X
             ----    ----

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

From inception, the Company's fiscal year was December 31. On November 23, 1999, the Company changed its fiscal year to June 30.

Item 1.  Business

History

         The Company was incorporated in Florida on July 14, 1995 under the name CindyCo., Inc. for the purpose of providing non-legal services to organizational and start-up companies. The Company's prior management subsequently determined to narrow the scope of the Company's stated business purposes to concentrate in the area of marketing. In August 1999, the Company changed its name to International Cosmetics Marketing Co., the original officers and directors resigned, and the current officers and directors were elected to their positions. Concurrently, the Company entered into an agreement with Beverly Sassoon International, L.L.C., Beverly Sassoon and Elan Sassoon which grants the Company various rights which are described in this filing related to the manufacturing, marketing and distribution of products utilizing the "Beverly Sassoon" or "Elan Sassoon" names.


         As of June 30, 1999, the Company was a development stage company. The Company's business currently is the development, marketing and distribution of a broad range of consumer products. The Company commenced operations in late 1999. The Company will seek to distribute a variety of products which have wide range of consumer appeal in areas from skin care and cosmetics to nutrition and human wellness products to apparel and other disposable goods. In order to build a database from which the Company might select products to market and distribute, the Company presently anticipates that it will solicit proposals from inventors who have substantially completed their product development but lack the expertise or capital to market or distribute it. The Company may also acquire existing businesses with complimentary operations as a method of expanding our business and operations. The may develop its own products in the future.

General

         In late 1999, the Company began distributing its products exclusively through a network marketing system. As of March 27, 2000, the Company has a network of approximately 2500 independent business associates ("IBA") located throughout the United States who have purchased the Company's business builder kit. Approximately, 350 of the Company's IBAs are "commission certified," i. e., qualified to earn sales commissions. A commission certified IBA is one who has
(1) activated his or her position in the network by achieving $495 in commissionable sales (also known as personal volume) which may be the result of a single order or accumulated during the IBA's first six months being an IBA of the Company and (2) sponsored two IBAs, one on his or her left side (Team A) and one on his or her right side (Team B) who have purchased the business builder kit and who have achieved $495 in personal volume. To remain commission certified, an IBA must be generating a minimum of $100 in personal volume each month.

Products

         A salient ingredient of all of the Company's skin care, body care, and nutritional products is the inclusion of an activated oxygen solution. This solution is called BiOxygen and is the signature ingredient in each of the Company's current skin care and nutritional products. The Company's products emphasize common sense healthy living.

         The Company is committed to building its brand name and IBA and customer loyalty by selling premium quality, innovative personal care products and nutritional supplements that appeal to broad markets. The Company's philosophy is to combine the best of science and nature and to include in each of its products the highest quality ingredients with the greatest amount of benefit to the consumer. Independent IBAs need to have confidence that they are distributing the best products available that are distinguishable from "off the shelf" products. The Company is committed to developing and providing quality products that can be sold at attractive retail prices and allow the Company to maintain reasonable profit margins.

         The Company believes that timely and strategic product introductions are critical to maintaining the growth of independent distribution channels. IBAs become enthusiastic about new products and are generally excited to share new products with their customer base. An expanding product line helps to attract new IBAs and generate additional revenues.

         BiOxygen. BiOxygen is perhaps one of the most important nutritional supplements for personal health that has been developed in decades. While there are similar oxygen products, none is specially processed to retain high levels of oxygen. This oxygen concentrated water solution provides safe oxygen supplements to aid the body in countless enriching ways. Oxygen removes toxins, converts nutrients to energy and enhances a person's body energy and vitality. The Company sells BiOxygen in liquid form in addition to including it in its skins care and nutritional products.

         Skin Care Products.

                  Beverly Sassoon Skin Care Products.

                           OxiCleanse. OxiCleanse is a gentle, everyday face
cleanser. Natural exfoliates combined with activated oxygen assists in revealing the skin's natural tones.

                           OxiCreme. OxiCreme is an intensive facial and neck
therapy cream. A premium formulated cream combined with oxygen's healing power. It exclusively refines delicate skin around the face and neck. OxiCreme contains CoQ10.

                           OxiSoft. Oxisoft is premium oxygenated moisture.
Added oxygen deeply penetrates and delivers essential moistures to reduce dryness and premature aging leaving skin silky. OxiSoft also contains CoQ10 and a vital sunscreen protection.

                           OxiSerum-C. OxiSerum-C is an all natural oxygen
enriched emollent solution that invigorates the skin and restores its vital pH balances. This maximum skin nourishment and moisturing treatment gently works on all skin types.

                           OxiTone. OxiTone is a facial and epidermal toner that
works with oxygen to restore the skin's youthful glow.

                  Elan Sassoon's Men's Body Care Products.

                           OxiMoist. OxiMoist is a moisturizer designed for all
skin types, especially for men. OxiMoist's synergistic blend of botanical ingredients encourages the healing of minor nicks and cuts.

                           OxiScrub. OxiScrub naturally exfoliates and
revitalizes, while BiOxygen stabilized oxygen helps cleanse, disinfect and nourish skin.

                           Body ARMO2R.. Body ARMO2R is specially formulated
roll-on deodorant with natural botanicals for use an effective defensive weapon against prespiration and odors caused by bacteria.

                           M.E.N. M.E.N. is a male energy nutritional containing
a herbal formula combined with the oxygenating power of magnesium dioxide and Vitamin C. M.E.N. is formulated to help restore healthy male sexual function and energy normally affected by age, illness, or daily stress.

         Nutritional Dietary Supplement Products.

                  LTSO Calcium. Lyophyllic Third State Oximinerals (LTSO) are minerals most easily used by a person's body. LTSO Calcium is a proprietary homeopathic solution of activated oxygen and vital mineral caldium. LTSO Calcium is isolated in a concentrated liquid form that provides for far greater assimilation and is completely plant organic-based.

                  LTSO Selenium. Selenium is primarily a powerful antioxidant that reduces free radicals, unstable molecules which are produced by body as a natural part of the metabolic process. Combined with the benefits of oxygen, selenium is one of the most bio-compatible form of selenium developed to date.

                  PhytO2. Phyt02 contains over 90 trace and essential minerals and vitamins and is one of the highest grade natural amino acid complexes available. PhytO2 is revolutionary oxygen-enhanced phto-nutrient (plant based) supplement store in a VegiCap capsule.

                  OxiDetox. Poor diets, lack of exercise, environmental pollution and stress depletes the body of oxygen and other vital nutritional substances. OxiDetox is a revolutionary body cleansing system that helps to deodorize the digestive system and to help fight off pathogenic bacteria, parasites as-well-as yeast.

         Sports Nutritional Supplements. The Company's sports nutritional product line combines the benefits of oxygen with training supplements. The Company's current sports nutritional supplement product line consists of:

                  SherpaO2. SherpaO2 is a premier concentrated activated oxygen supplement developed for both professional and amateur athletes.

                  OxiQuench. OxiQuench is a blended powder carbohydrate energy drink that drives the body to burn stored fat rather than depleting the cells of their glucose fuel. Combined with SherpaO2, this aggressive sports nutritional supplement can enhance training, exercise and performance.

                  Oxi-MSM. Oxi-MSM is a heavy-hitting health promoter, providing vital oxygen and sulfur to cells in the body providing abundant energy and vitality while freeing a person from a multitude of pains and discomforts.

                  OxiCramp. OxiCramp with its powerful combination of oxygenators, pain and fatigue eliminators, and performance enhancers.

         Other Products.

                  Web sites. The Company also provides IBAs with the opportunity to have a web site for managing their business, e. g., viewing the genealogy of their downline, for a monthly cost of $19.95.

                  Preferred Customer Membership Program. The Company is in the final stages of implementing a preferred customer program whereby non-IBAs can purchase an annual membership for $29.95 to purchase product at wholesale cost. Preferred customers are not allowed to resell the product purchased and need to be introduced by an IBA who will earn commissions on the products purchased by the preferred customer.

Licensing and Endorsement Agreements

         Exclusive License Agreement. Under the terms of the Exclusive License Agreement with Beverly Sassoon International, LLC., Beverly Sassoon, and Elan Sassoon which was entered into in August 1999, the Company received the exclusive rights to manufacture, market and distribute the line of skin care products and cosmetics which Beverly Sassoon International, LLC. had previously developed. These products, which include a complete line of skin care products including moisturizers, treatments and masks, will be marketed and distributed utilizing the name and likeness of Beverly Sassoon.

The Exclusive License Agreement granted the Company the following rights:

         * An exclusive license to utilize Ms. Sassoon's name and likeness in connection with the manufacture, marketing, promotion and sale of certain of the Company's products.

         * An exclusive license to utilize Mr. Sassoon's name and likeness in connection with the manufacture, marketing, promotion and sale of certain of the Company's products.

         * An exclusive, worldwide license to manufacture, market and distribute certain skin care products developed by Beverly Sassoon International, LLC.

         * Upon the expiration of certain existing licenses granted by Ms. Sassoon to third parties related to the use of her name and likeness in the marketing and promotion of pet care products and slimming products, the Company will have the exclusive license to also utilize Ms. Sassoon's name and likeness in relation to these types of products.

         The term of this Exclusive License Agreement is 99 years, with a 99 year renewal at our option. The Company retains full control over the manufacturing, development and marketing of its products. Through Beverly Sassoon International, LLC., Ms. Sassoon and Mr. Sassoon will consult with the Company in the areas of product development and marketing, and the Company will utilize their names and/or likenesses in promoting certain of its products and in the development of certain of its brands. The consideration for the rights the Company received under this Exclusive License Agreement included:

         * Aggregate cash payment to Beverly Sassoon International, LLC of up to $200,000.

         * Issuance of 900,000 shares of our Common Stock to Beverly Sassoon International, LLC.

         * The future payment of royalties to Beverly Sassoon International, L.C.C. equal to the greater of 2% of gross revenues from the sales of any of our products which are marketed or distributed subject to the terms of the Exclusive License Agreement, or $25,000 per month. These royalty payments will end if either Summer Camp West Limited Partnership, a Georgia limited partnership controlled by Beverly Sassoon, Romana DOD Limited Partnership, a Georgia limited partnership controlled by Elan Sassoon or Capital Distributors, LLC, which is controlled by Beverly Sassoon and Elan Sassoon, exercises certain options to purchase an aggregate of 4,850,000 shares of our Common Stock.

         Other Agreements. In February 2000, the Company entered into a two year endorsement contract with a well-known mountain-climber and extreme expedition trekker to endorse its products as part of the endorser's attempt to climb Mt. Everest in the spring of 2000.

         The Company anticipates that it will also seek to license the use of the names and likeness of other well-known individuals to assist us in the development, marketing and establishment of certain of our brands. The Company has not entered into any discussions with any additional well-known individuals as of March 28, 2000.

Marketing

         In March, 2000, the Company entered into a Memorandum of Understanding with Torreon Group Holdings, Inc. and two individuals (the "Torreon Group") to use their best efforts to cause Torreon's sales representatives to become independent IBAs for the Company and to provide advice to the Company regarding current sales and marketing structure. The Memorandum of Understanding also provides for the issuance of up to 201,660 shares of the Company's common stock to the Torreon Group upon the meeting of certain specified sales milestones. The Memorandum of Understanding is in the process of being finalized into a binding agreement. There is no assurance that the Memorandum of Understand can be converted into a binding agreement.

         To facilitate the development of its network marketing organization, in September 1999, the Company entered into two separate Consulting Agreements to provide the Company with marketing services. A one (1) year Consulting Agreement with Viking Holding Company ("Viking"), provides that the consultant will provide management, network marketing strategic organization and structure recruiting experienced personnel and financial matters in connection with the general sales, marketing and operation of the Company's business and products, and expansion of services and products. The Company issued 200,000 shares of its Common Stock for the marketing services to be provided by Viking. The shares are subject to waiver and forfeiture, termination and cancellation in the event the Company has not within the term of the agreement (i) attained sales in excess of $5,000,000; and (ii) secured at least 5,000 IBAs. The Company may in its sole discretion, waive the satisfaction of the performance goals. The Shares are held in escrow pending satisfaction of the performance goals.

         An eighteen (18) month Consulting Agreement with Hatteras Investment Company ("Hatteras") provides that the consultant will provide management, network marketing strategic organization and structure recruiting experienced personnel and financial matters in connection with the general sales, marketing and operation of the Company's business and products, and expansion of services and products. The Company issued 200,000 shares of its Common Stock for the marketing services to be provided by Hatteras. The shares are subject to waiver and forfeiture, termination and cancellation in the event the Company has not within the term of the agreement (i) attained sales in excess of $10,000,000; and (ii) secured at least 10,000 IBAs. The Company may in its sole discretion, waive the satisfaction of the performance goals. The Shares are held in escrow pending satisfaction of the performance goals.

Sales Aids

         The Company provides an assortment of sales aids to facilitate the sales of its products. Sales aids include videotapes, brochures, posters, audio tapes, promotional clothing, stationery, business cards, and other miscellaneous items to help create consumer awareness of the Company and its products. IBAs do not receive commissions on purchases of sales aids.

Refund and Product Return Policy

         The Company believes it is a consumer-protective company in the direct selling industry. An IBAs return of inventory and related refund requests for any reason, other than shipping discrepancy, customer exchange, or a damage claim, are treated as a request by the IBA to voluntarily terminate as a IBA for the Company. When returning product, the IBA is provided with a Return Merchandise Authorization Number (RMA#) that is used for proper routing of incoming packages. Products that are returned used or partially used, previously certified as sold or returned with security seals broken are not eligible for refund. Return merchandise that is eligible for refund is refunded 90% of the price paid by the IBA, exclusive of shipping and handling costs. Returned inventory on which sales commissions have been paid will be charged back to all affected parties. The Company's refund and product return policy is modified from the general policy indicated above due to laws and regulations in a limited number of states, e. g., Georgia.

Distribution System

         Overview. The basis of the Company's sales philosophy and distribution system is network marketing. Under most network marketing systems, IBAs purchase products for resale to consumers and for personal consumption. Pursuant to the Company's compensation plan, products are sold exclusively to or through independent IBAs who are not employees of the Company. Under most network marketing systems, independent IBAs purchase products for resale and for personal consumption.

         Network marketing is an effective vehicle to distribute the Company's products because:

         - A consumer can be educated about a product in person by an IBA, which the Company believes is more effective than traditional marketing avenues.

         - Direct sales allow for actual product testing by a potential consumer.

         -        The impact of IBA and consumer testimonials is enhanced; and

         - As compared to other distribution methods, IBAs can give customers higher levels of service and attention, by, among other things, delivering products directly to a consumer and following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases.

         Direct selling as a distribution channel has been enhanced in the past decade due to advancements in communications, including telecommunications and Internet connectivity, and the proliferation of the use of videos and fax machines. Direct selling companies rely on communications, the Internet, and videos to project a desired image for such companies and their product lines. The Company believes that high quality sales aids play an important role in the success of IBA efforts. The Company believes that the Internet will become an increasingly important business factor as more and more consumers purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, the Company expects that direct sellers will need to adapt their business models to integrate the Internet into their operations to remain successful. The Company's web site that can be accessed via the Internet is www.bsassoon.net. Management is committed to fully utilizing current and future technological advances to continue enhancing the effectiveness of direct selling. See "Risk Factors - "Risks Related to Potential Changes in Business Model."

         The Company's network marketing program differs from many other network marketing programs in several respects. First, currently the Company's compensation plan allows Company IBAs to develop a seamless national network of downline IBAs. Second, the Company's order and fulfillment systems eliminate the need for IBAs to carry significant levels of inventory. Third, the Company's compensation plan is very financially rewarding. In the early stages of building its network of IBAs, the Company's commissions (including bonuses) have averaged approximately 28% of product sales since commencing sales December through March 27, 2000.

         The Company's revenue depends directly upon the efforts of IBAs. Growth in sales volume requires an increase in productivity of IBAs and/or growth in the total number of IBAs. There can be no assurance that the productivity or number of IBAs will be sustained at current levels or increased in the future. See "Risk Factors - Reliance upon Independent IBAs." Furthermore, the loss of National Manager or Regional Manager IBA levels, which are the Company's two highest IBA levels, or another key IBA, together with a group of leading IBAs in such an IBA's downline network, or the loss of a significant number of IBAs for any reason, could adversely affect the Company.

         Sponsoring. The Company relies on its IBAs to sponsor new IBAs. While the Company provides brochures, magazines, and other sales materials, IBAs are primarily responsible for educating new IBAs with respect to products, the Company's compensation plan, and how to build a successful network. See "Risk Factors - Reliance upon Independent IBAs."

         The sponsoring of new IBAs creates multiple levels in the network marketing structure. Persons whom an IBA sponsors are referred as "downline" or "sponsored" IBAs. If downline IBAs also sponsor new IBAs, they create additional levels in the structure, but their downline IBAs remain in the same downline network as their original sponsoring IBA.

         Sponsoring activities are not required of IBAs. However, because of the financial incentives provided to those who succeed in building an IBA network that consumes and resells products, the Company believes that most of its IBAs attempt, with varying degrees of effort and success, to sponsor additional IBAs. Generally, IBAs invite friends, family members, and acquaintances to sales meetings, the Company's web site, conference calls, and prerecorded telephone calls in which Company products are presented and the compensation plan is explained. People are often attracted to become IBAs after using Company products and becoming regular retail customers. Once a person becomes an IBA, he or she is able to purchase products directly from the Company at wholesale prices for resale to consumers or for personal consumption. The IBA is also entitled to sponsor other IBAs in order to build a network of IBAs and product users.

         A potential IBA must enter into a standard IBA agreement with the Company which obligates the IBA to abide by the Company's policies and procedures. In most of the Company's current markets, IBAs are also required to purchase an IBA starter kit, which includes the Company's policies and procedures and are sold for the approximate cost of producing the IBA starter kit.

         Compensation Plan. Management believes that one of the Company's key competitive advantages is the Company's compensation plan. Based upon its knowledge of network marketing compensation plans, the Company believes that the Company's compensation plan is very financially rewarding. There are two fundamental ways in which IBAs can earn money: (i) through retail markups, for which the Company recommends a range from 8% to 100%; and (ii) through a series of commissions on product sales, which can result in commissions and bonuses. Personal volume is essentially based upon a factor (usually 100%) of a product's wholesale cost, net of any point-of-sale taxes. IBAs receive higher levels of commissions as they advance up the compensation plan. A commission certified IBA is eligible to earn commissions and is one who has (1) activated his or her position in the network by achieving $495 in personal volume which may be the result of a single order or accumulated during the IBA's first six months being an IBA of the Company and (2) sponsored two IBAs, one on his or her left side (Team A) and one on his or her right side (Team B) who also have purchased the business builder kit and achieved $495 in personal volume. To remain commission certified, an IBA must be generating a minimum of $100 in personal volume each month.

         Commissions are calculated daily - Tuesday through Monday - and paid weekly. Orders placed on Saturday and Sunday count towards Monday's personal volume. The calculation of daily commissions is based upon the total personal volume that accumulated within the weaker of an IBA's two teams. Commissions are paid at the rate of 10% of the personal volume generated by an IBA's weaker team. The personal volume must be equal to or exceed $495.00 before a check will be issued. Total personal volume is used for calculating commissions regardless of the number of levels in an IBA's organization or network. After a IBA is paid on the personal volume of his or her weaker team, an equal corresponding amount of volume is deducted from the IBA's stronger team with the balance carried forward to the next day - up to a maximum of $5,000 per day. This process continues until personal volume reaches $5,000 in both teams within the same day and each day thereafter. This maximum payout of $500 per day can be achieved once per day for a maximum $2,500 per week, excluding management bonuses.

         As part of commissions paid, the Company also pays a $50 quick start bonus when an IBA's personally sponsored IBA achieves personal volume of $495 and signs up for the Company's Monthly Preferred Product Program in his or her first order.

         The Company's Monthly Preferred Product Program consists of a choice of nine packages for which IBAs can sign up for a standing monthly order to simplify an IBA's order of wholesale product. The wholesale cost of the packages in this program exceed the $100.00 cost. This $100 also carries $100 of personal volume that assists IBAs in satisfying the $100 personal volume requirement to remain commission certified.

         Management bonuses. IBAs who have at least two (2) IBAs who have purchased the business builder kit and have $495 in personal volume are qualified to earn a 25% Area Manager bonus paid on the sales commission of all of his or her's personally-sponsored IBAs.

         IBAs who have at least four (4) IBAs who have purchased the business builder kit and have $495 in personal volume with at least two (2) of these IBAs qualifying as Area Managers are qualified to earn a 50% Regional Manager bonus paid on the sales commission of all of his or her's personally-sponsored IBAs.

         IBAs who have at least eight (8) IBAs who have purchased the business builder kit and have $495 in personal volume with at least four (4) of these IBAs qualifying as Regional Managers are qualified to earn a 100% National Manager bonus paid on the sales commission of all of his or her's personally-sponsored IBAs.

         The Company evaluates requests for exceptions to the Company's compensation plan. While the general policy is to discourage exceptions, management believes that the flexibility to grant such exceptions is critical in retaining IBA loyalty and dedication.

         IBA Support. The Company is committed to providing high-level support services tailored to the needs of its IBAs. The Company meets the needs and builds the loyalty of its IBAs with personalized IBA service, a support staff that assists IBAs as they build networks of downline IBAs, and a fair product return policy. Because many IBAs have only a limited number of hours each week to concentrate on their component of the Company's business, management believes that maximizing an IBA's efforts through effective support of each IBA has been and will continue to be important to the success of the Company.

         Through training meetings, regional and annual conventions, IBA focus groups, regular telephone conference calls, and personal contacts with IBAs, the Company seeks to understand and satisfy the needs of each IBA. The Company currently provides Internet and telephonic product fulfillment and tracking services that result in user-friendly, timely product distribution.

         Rules Affecting IBAs. The Company's standard IBA agreement, policies and procedures and compensation plan contained in every IBA starter kit outline the scope of permissible IBA marketing activities. The Company's IBA rules and guidelines are designed to provide network marketing and prudent business policies and procedures. IBAs are independent contractors and are thus prohibited from representing themselves as agents or employees of the Company. IBAs are obligated to present the Company's products and business opportunity ethically and professionally. IBAs agree that the presentation of the Company's business opportunity must be consistent with, and limited to, the product claims and representations made in literature distributed by the Company. Under most regulations governing nutritional supplements, no medical claims may be made regarding the products, nor may IBAs prescribe any particular product as suitable for any specific ailment. See "Risk Factors - Reliance upon Independent IBAs."

         IBAs must represent that the receipt of commissions is based on retail sales and substantial efforts. IBAs are required to meet a retail sales requirement of at least five retail sales to five different customers per month.

         IBAs are also prohibited from the purchase of products or unreasonably large quantities of inventory solely to qualify for bonuses or advancement. IBAs may not "inventory load" nor encourage other IBAs to load up on inventory. Any time an IBA places an order with the Company, he or she is verifying that at least seventy percent (70%) of his or her previous order has been sold or otherwise consumed. This requirement is referred to as the 70% rule.

         Exhibiting commission statements or checks is prohibited. Sales aids such as videotapes, promotional clothing, stationery, and other miscellaneous items must be produced or pre-approved by the Company.

         IBAs may not use any form of media advertising to promote products without the Company's consent. Products may be promoted only by personal contact or by literature produced or approved by the Company. Generic business opportunity advertisements (without using the Company name) may be placed in accordance with certain guidelines in some states. The Company's logos and names may not be permanently displayed on physical premises. IBAs may not use the Company's trademarks or other intellectual property without the Company's consent.

         Products generally may not be sold, and the business opportunity may not be promoted, in traditional retail environments. Additionally, IBAs may not sell at conventions, trade shows, flea markets, swap meets, and similar events. IBAs who own or are employed by a service-related business such as a doctor's office, hair salon, or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in such a way as to attract the general public into the establishment to purchase products.

         The Company systematically reviews alleged reports of IBA misbehavior. If the Company determines that an IBA has violated any of the IBA policies or procedures, it may either terminate the IBA's rights completely or impose sanctions such as warnings, probation, withdrawal or denial of any award, suspension of privileges of an IBA, fines or penalties, withholding commissions until specified conditions are satisfied, or other appropriate injunctive relief. IBA terminations and IBAs who have been suspended based on violations of policies and procedures have aggregated about 55 since inception in late 1999. An IBA may voluntarily terminate his/her contract with the Company at any time.

         Payment. IBAs generally pay for products prior to shipment. Accordingly, the Company carries minimal accounts receivable. IBAs typically pay for products by credit cards, bank drafts, and in limited circumstances payment for products is in cash. See "Risk Factors - Reliance on Merchant Account."

Suppliers and Key Vendors

         Sourcing and Production. The Company's skin care and nutritional products are currently purchased from BIO2 International, Inc. (BIO2) of San Luis Obispo, California. Currently BIO2 purchases the botanical extracts for the Company's products from Vege Kurl and Vege-Tec of Glendale California and its nutritional supplement products from Creation's Garden Natural Products, Inc. (Creations) of Valencia, California. Vegekurll and Creations are FDA approved. The Company is in the process of entering into a contract with BIO2. There is no assurance that a contract can be consummated with BIO2. The Company's profit margins, and its ability to deliver its existing products on a timely basis, are dependent upon the ability of BIO2 and its suppliers to continue to supply products in a timely and cost-efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market depends in part upon the ability of BIO2, its suppliers, and/or other outside manufacturers to reformulate existing products if necessary to comply with regulations on market environments. Finally the development of additional new products in the future will likewise depend in part of the services of suitable outside manufacturers. The Company believes that, in the event it is unable to source any products or ingredients from BIO2, the Company could produce most such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of this supplier or its suppliers would not have a material adverse effect on the Company's business and results of operations. See "Risk Factors - Reliance on Limited Suppliers."

         Product Fulfillment. In December 1999, the Company entered into a three year Order Fulfillment Agreement with Creations (see preceding paragraph). Creations picks, boxes, ships, re-packs and returns, handles inventory, and maintains inventory controls. Creations receives orders from the Company's computer system and by telephone. In the first quarter of 2000, the Company transferred the customer service function handled by Creations to its corporate offices in Boca Raton, Florida. In the second quarter of 2000, the Company intends to transfer order taking handled by Creations to its corporate offices. There is no assurance that Creations has the capacity to handle the Company's future order fulfillment requirements. See "Risk Factors - Reliance on Limited Suppliers."

         Computer Services. In November 1999, the Company entered into a one year agreement with 2021 Interactive, L.L.C. (2021) of Provo, Utah (currently moving to Dallas, Texas) to provide computer processing services for processing orders, billing customers, calculating commissions, processing commission checks, preparing Form 1099 tax information to IBAs, inventory reporting, sales and sales tax reporting, and providing genealogy information to IBAs on their individual downlines, and the genealogy to the Company of its entire network system. There is no assurance that 2021 has the capacity to handle the Company's future computer processing requirements. See "Risk Factors - Reliance on Limited Suppliers."

Competition

         Skin Care and Nutritional Products. The markets for skin care and nutritional products are large and intensely competitive. The Company competes directly with companies that manufacture and market skin care and nutritional products in each of the Company's product categories and product lines. The Company competes with other companies in the skin care and nutritional products industry by emphasizing the uniqueness, value and premium quality of the Company's products and convenience of the Company's distribution system. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, skin care and nutritional products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person, or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's product offerings in each product category are also relatively small compared to the wide variety of products offered by many other skin care and nutritional product companies. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future. See "Risk Factors - Competition."

         Network Marketing Companies. The Company also competes with other direct selling organizations some of which have a longer operating history and higher visibility, name recognition, and financial resources. The leading network marketing company in the Company's existing markets is Amway Corporation and its affiliates. The Company competes for new IBAs on the strength of its multiple business opportunities, product offerings, compensation plan, and management strength. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition. See "Risk Factors - Competition."

Intellectual Property

         Under the terms of the Exclusive License Agreement, the Company has the rights to all trademarks, copyrights, trade names and other intellectual property related to the use of the names and likeness of Beverly Sassoon or Elan Sassoon for products marketed and distributed under the terms of that agreement. The Company has registered certain fictitious name applications with the state of Florida in order to conduct business under the names "Beverly Sassoon & Company", Beverly Sassoon & Co." and "Beverly Sassoon." Ms. Sassoon and Mr. Sassoon have agreed to execute such additional documents as the Company deems reasonably necessary to register and protect these intellectual property rights. As the Company develops other trademarks, trade names, copyrights or other intellectual property rights, the Company may seek to protect these, as well as those related to Ms. Sassoon and Mr. Sassoon, by registration in the United States and other countries where these products may be marketed. Depending upon the development of the Company's business, the Company may also wish to develop and market products that incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications. While the Company may seek to protect its intellectual property, in general, there can be no assurance that its efforts to protect its intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of its products. The Company's failure or inability to protect its proprietary rights could materially adversely affect its business, financial condition and results of operations.

Government Regulation

         Direct Selling Activities. Direct selling activities are regulated by various federal, state, and local governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid," "money games," "business opportunity" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods, and/or do not involve legitimate products. The laws and regulations in the Company's current markets often (i) impose certain cancellation/product return, inventory buy-backs and cooling-off rights for consumers and IBAs, (ii) require the Company or its IBAs to register with the governmental agency, (iii) impose certain reporting requirements on the Company, and/or (iv) impose various requirements, such as requiring IBAs to have certain levels of retail sales to qualify to receive commissions, to ensure that IBAs are being compensated for sales of products and not for recruitment of new IBAs.

         Based on research conducted in opening its existing markets (including assistance from legal counsel), the nature and scope of inquiries from government regulatory authorities, and the Company's history of operations in such markets to date, the Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the states in which the Company current operates. See "Risk Factors - Government Regulation of Direct Selling Activities."

         Regulation of Skin Care and Nutritional Supplements. The Company's skin care and nutritional supplement products and related marketing and advertising are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, and U. S. Department of Agriculture.

         Nutritional supplements are strictly regulated in the Company's markets. The Company's markets have varied regulations that apply to and distinguish dietary health supplements from "drugs" or "pharmaceutical products." For example, the Company's products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDCA"). The FDCA has been amended several times with respect to nutritional supplements, most recently by the Nutrition Labeling and Education Act and the Dietary Supplement Health and Education Act ("DSHEA"). DSHEA establishes rules for determining whether a product is a nutritional supplement. Under DSHEA, nutritional supplements are regulated more like foods than drugs, are not subject to the food additive provisions of the law, and are generally not required to undergo regulatory clearance prior to market. None of this infringes, however, upon the FDA's power to remove an unsafe substance from the market, but the law clearly shifts the burden of proof to the FDA. In the event a product or ingredient in a product, is classified as a drug or pharmaceutical product, the Company will generally not be able to distribute such product in such market through its distribution channel because of the strict restrictions applicable to drug and pharmaceutical products.

         The Company's existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the efficacy of products, particularly dietary supplements. For example, the Company is unable to make any claim that any of its nutritional supplements will diagnose, cure, mitigate, treat or prevent disease. DSHEA, however, permits substantiated, truthful, and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or a function of the body. The FDA recently issued a proposed rule concerning these issues. The FTC similarly requires that any claims be substantiated. Accordingly, these regulations can limit the ability of the Company and its IBAs to inform consumers of the full benefits of the Company's products. See "Risk Factors - Government Regulation of Products and Marketing."

         The Company and its vendors are also subject to laws and regulations governing the manufacturing of its products. For example, the FDA regulations establish Good Manufacturing Practices for foods and drugs.

         Internet Access. Various laws and regulations regarding copyright, excise tax, and other requirements were adopted prior to the advent of the Internet and related technologies and do not address unique issues associated with the Internet and related technologies. There can be no assurance that the Company's operation will not be adversely affected by the adoption of such laws or the application of existing laws to the Internet. See "Risk Factors - Risk of Changes in Internet Regulation."

         Other Regulatory Issues. Based on the Company's experience and research (including assistance from counsel) and the nature and scope of inquiries from government regulatory authorities, the Company believes that it is in material compliance with all regulations applicable to it. Despite this belief, the Company could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by independent IBAs.

         Any assertion or determination that the Company or its IBAs are not in compliance with existing laws or regulations could have a material adverse effect on the Company's business and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company's business and results of operations. The Company can not determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. See "Risk Factors - Risks of Government Inquiry and Investigation."

Employees

         As of March 28, 2000, the Company has eleven full time employees. As the Company implements its business plan, it anticipates hiring additional full-time employees in the areas of sales and marketing and finance and accounting. None of the employees is represented by union or other collective bargaining groups. The Company believes its relationship with its employees is good, and does not currently foresee a shortage of qualified personnel needed to operate its business.

Risk Factors

         There are certain significant risks facing the Company, many of which are substantial in nature. The following risks and information should be considered in connection with the other information contained in this filing.

         Reliance upon Independent IBAs. The Company distributes its products exclusively through independent IBAs who have contracted directly with the Company. IBA agreements are voluntarily terminable by IBAs at any time. The Company's revenue is directly dependent upon the efforts of these independent IBAs, and any growth in future sales volume will require an increase in the productivity of these IBAs and/or growth in the total number of IBAs. As is typical in the direct selling industry, there is turnover in IBAs, which requires the sponsoring and training of new IBAs by existing IBAs. The Company experiences seasonal decreases in IBA sponsoring and product sales because of holidays and vacation periods. The size of the distribution force can also be particularly impacted by general economic and business conditions and a number of intangible factors such as adverse publicity regarding the Company, or the public's perception of the Company's products, product ingredients, IBAs or direct selling businesses in general. Because of the number of factors that impact the sponsoring of new IBAs, and the fact that the Company has little control over the level of sponsorship of new IBAs, the Company cannot predict the timing or degree of fluctuations in the size of its distribution force. There can be no assurance that the number or productivity of the Company's IBAs will be sustained at current levels or increased in the future. In addition, the number of IBAs as a percentage of the population in a given market could theoretically reach levels that become difficult to exceed to the finite number of persons inclined to pursue a direct selling business opportunity.

         Because IBAs are independent contractors, the Company is not in a position to provide the same level of direction, motivation, and oversight as it would with respect to its own employees. Although the Company has a compliance department responsible for the enforcement of the policies and procedures that govern IBA conduct, it can be difficult to enforce these policies and procedures because of the number of IBAs and their independent status.

         Government Regulation of Direct Selling Activities. Direct selling activities are regulated by various government agencies. There can be no assurance that regulatory authorities will not impose new legislation or change existing legislation that adversely affects the Company's business, or that new judicial interpretation of existing law may be issued that adversely affect the Company's business. There can be no assurance that the Company will be allowed to conduct business in its current market or potential new markets. See "Government Regulation - Direct Selling Activities."

         Government Regulation of Products and Marketing. The Company is subject to or affected by extensive governmental regulations not specifically related to network marketing. Such regulations govern, among other things: (i) the Company's skin care and nutritional products, (ii) product formulation, manufacturing, labeling, and packaging, (iii) product claims and advertising, whether made by the Company or its IBAs, and (iv) fair trade and IBA practices.

         The Company's skin care and nutrition products and related marketing and advertising also are subject to extensive governmental regulation. The Company may also be prohibited from making therapeutic claims regarding such products even if the Company may have research and independent studies supporting such claims. Present or future health and safety or food and drug regulations, or judicial interpretations thereof, could delay or prevent the introduction of new products or suspend the sale of existing products. See "Government Regulation - Regulation of Skin Care and Nutrition Products."

         Risk of Government Inquiry and Investigation. As is the case with most direct sales companies, the Company has from time to time, received inquiries from various government regulatory authorities regarding the nature of its business and other issues such as compliance with local business opportunity and securities laws. There is no assurance that the Company will not face additional inquiries and investigations in the future. Any assertion or determination that the Company, or any of its IBAs, are not in compliance with existing laws or regulations, could potentially have a material adverse effect on the Company's business and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on its business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on its business and results of operations. Regulatory action, whether or not it results in a final determination adverse to the Company, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of IBAs and, consequently, on the Company's results of operations. See "Government Regulation - Other Regulatory Issues."

         The Company may also be subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules, and are inherently fact-based. A future challenge and subsequent adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company's business and operations. Among other things, such a determination could require the Company to make modifications to its network marketing system and result in negative publicity. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving the Company, could have a material adverse effect on our business and operations. The Company may also be subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. was challenged in a class action by certain Omnitrition IBAs who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case.

         Risk of Internet Changes in Regulation. Various laws and regulations regarding copyright, excise tax, and other requirements were adopted prior to the advent of the Internet and related technologies and do not address unique issues associated with the Internet and related technologies. There can be no assurance that the Company's operation will not be adversely affected by the adoption of such laws or the application of existing laws to the Internet. Various laws and regulations regarding copyright, excise tax, and other requirements were adopted prior to the advent of the Internet and related technologies and do not address unique issues associated with the Internet and related technologies. There can be no assurance that the Company's operation will not be adversely affected by the adoption of such laws or the application of existing laws to the Internet. See "Government Regulation."

         Reliance on Suppliers and Key Vendors.. The Company currently acquires its activiated oxygen, skin care and nutritional supplement products from one supplier who currently purchases the products from two other suppliers. The loss of any of these suppliers could have a material adverse effect on the Company's business and results of operations. See "Suppliers and Key Vendors."

         The Company is also dependent on a vendor to satisfy its order fulfillment requirements and on another vendor to provide computer services. The loss of either of these two vendors or their inability to fulfill the Company's future requirements could have a material adverse effect on the Company's business and results of operations. See "Suppliers and Key Vendors."

         Reliance on Merchant Account. The Company's business is heavily dependent on having a merchant account to accept credit cards since approximately 80% of its business is currently paid for with credit cards. Due to relative newness of the Company, the general nature of the network marketing business, and the fact that most of its credit card transactions are of a non-swipe nature, the Company is classified as high risk by financial institutions providing merchant accounts. Since beginning operations in late 1999, the Company believes that it has maintained a satisfactory relationship with its merchant account provider, Cashgate, Inc. (formerly Trans, Inc.) of San Francisco, California and its bank, National State Bank of Metropolis, Illinois. The loss of merchant account privileges could have a material adverse effect on the Company's business and results of operations. See "Payment."

         Competition. The markets for the Company's skin care and nutrition products are intensely competitive. The Company also competes with other direct selling organizations. Many of the Company's competitors have much greater name recognition and financial resources than the Company, which may give them a competitive advantage. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future. Although the Company distributes certain products it considers proprietary, it does not currently have patent protection for its products. In addition, competitors may also introduce products utilizing the same ingredients as the Company's products. Because of restrictions under regulatory requirements concerning claims that can be made with respect to dietary supplements, the Company may have a difficult time differentiating its products from those of competitors. See "Competition."

         Risks Related to Potential Changes in Business Model. The Company believes that direct sellers will need to adapt their business models to integrate the Internet into their operations as more and more consumers purchase goods and services over the Internet instead of through traditional retail and direct sales channels. The Company cannot assure that it or its IBAs will be able to adapt to the use of new technology or sales channels or effectively integrate the Internet into their respective operations. See "Distribution System."

         Potential Effects of Adverse Publicity. The size of the Company's distribution force and the results of the Company's operations can be particularly impacted by adverse publicity regarding the Company, or its competitors, including publicity regarding the legality of network marketing, the quality of the Company's products and product ingredients or those of its competitors, regulatory investigations of the Company or the Company's competitors and their products, IBA actions, and the public's perception of the Company's IBAs and direct selling businesses generally.

         Controls by Existing Debenture Holder. The Company's convertible debentures payable of $2,000,000 issued during the period August 25, 1999 through March 20, 2000 and held by an individual require the Company to obtain the debenture holder's prior written consent to (i) declare, order or pay any dividend (other than dividends payable solely in shares of stock), (ii) redeem any securities, (iii) adjust the salary and benefits for employees that are officers of the Company, (iv) sell all or substantially all of the assets of the Company, (v) restructure the Company, including a merger, consolidation, liquidation, recapitalization, or such other actions (vi) increase or decrease the number of directors of the Maker, (vii) commence any new business venture, new office, or invest or acquire any new entity which would require an investment of $25,000 in more in a one year period, (viii) authorize and/or issue new shares of the Company, (ix) enter into and approve any agreement or contract for the purchase of goods, services or other items between the Company, a stockholder, or a member of a stockholder's immediate family, or (x) enter into a contract for employment or for a consultant.

         Product Liability. The Company may be subject, under applicable laws and regulations, to liability for loss or injury caused by its products. Accordingly, the Company maintains a policy covering product liability claims with a $1,000,000 per claim and $1,000,000 annual aggregate limit and an excess liability policy with a $1,000,000 per claim and $1,000,000 annual aggregate limit. Although the Company has not been the subject of product liability claims, and, if any such claims were to be filed and were to be successful, there can be no assurance that the Company will be adequately covered by insurance or have sufficient resources to pay such claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's stock has been listed for trading on the OTC Bulletin Board and trading of the stock commenced on March 28, 2000. In its first day of trading, the stock traded in the range of $5.00 to $6.75 per share with a closing bid price of $5.75. As of March 27, 2000, the Company believes that it had approximately 41 record holders of its common stock.

         The Company has never declared or paid any cash dividends on our common stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of our business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Read the following discussion together with the information contained in the Financial Statements and related Notes included elsewhere in this filing.

Operations

         The Company had a net loss of $150 for the six months ended June 30, 1999 compared to a net loss of $170 for the twelve months ended December 31, 1998. The Company had no revenues as of June 30, 1999 and did not commence operations until late 1999. As reported in the Company's Form 10-QSB for the quarter ended December 31, 1999, the Company had net sales of $456,244 and a net loss of $362,051 for the six months ended December 31, 1999.

Liquidity and Capital Resources

         Funding of the Company's business plan was estimated to be $1-$2 million dollars. The Board of Directors has approved the issuance of convertible debentures in the principal amount not to exceed $2 million dollars that may be sold from time to time by the Company to raise start-up capital. As of March 28, 2000, the Company had sold to one accredited investor an aggregate of $2,000,000 in the form of a convertible debenture in a private placement exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act. While no commitments have been received to provide additional funding inventory and other operating needs for the remainder of the fiscal year, the Company believes that there are persons or entities that will provide any needed financing.

 Item 7. Financial Statements

         Our financial statements are contained in pages F-__ through F-__ as follows.

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

         Name                   Age                        Position

Stephanie McAnly         56            Director and President

Sonny Spoden             54            Director and Chief Financial Officer

William Wirch            52            Director, Executive Vice President and
                                       Chief Operating Officer

         Ms. McAnly has been an officer and director since August 1999. Stephanie McAnly has served as the Company's President since August 19, 1999. From July 1998 through August 1999, Ms. McAnly held the position of Director of Marketing and Training for 1-800-PARTYSHop, Inc., a multilevel marketing company offering theme party supplies, gifts and accessories. She developed and implemented the 1-800-PARTYSHop, Inc. national training program, wrote the policy and training manuals and served as a seminar instructor nationwide. She was a Master IBA and Corporate Trainer from April 1998 to July 1998 for Premier Plus, Inc., a multilevel marketing company promoting telecommunications products, travel packages and golf equipment. And previously, for the period of October 1995 to April 1998, Ms. McAnly was the Top Money

Earner and Corporate Trainer for Strategic Telecom Systems, Inc., a multilevel marketing company promoting telecommunications products. She also served on the Strategic Telecom President's Advisory Board. From June 1985 through April 1996, Ms. McAnly was President of the corporation, The Bear Facts, Inc., a childcare center and preschool educational facility in DeSoto County, Florida. Ms. McAnly holds both a B.A. in English from the University of Florida and a B.A. in education from the University of South Florida.

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

         Mr. Wirch was employed as Executive Vice President and Chief Operating Officer in February 2000 and was appointed to the Board of Directors March 23, 2000. From October 1998 through January 1999, Mr. Wirch was Executive Vice President and Chief Financial Officer for PetMed Express.com, Inc. (OTC Bulletin
Board: PETS), a mail-order pet pharmacy. For the period 1985 through August 1997, Mr. Wirch held various positions with The Iams Company, including V. P. International Development of Iams Pet Food International (Europe) and V. P. Finance and Administration and Chief Financial Officer. For the period 1978 through 1983, Mr. Wirch held various technical and information processing positions with NCR Corporation. Mr. Wirch was with the U. S. Air Force in 1967. During the period August 1997 through the present, Mr. Wirch has operated Rainforest Specialty Cages, Inc., a wholesale IBA of premium cages to the pet industry, as president and owner. Mr. Wirch received a A.A.S. degree in accounting from Sinclair Community College (Dayton, Ohio) and a B.B.A. degree in finance (Summa Cum Laude) from National University (San Diego, California) in 1979.

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

                 OPTION GRANTS IN SIX MONTHS ENDED JUNE 30, 1999

                                                       Individual Grants
                                                       -----------------
                               No. of Securities        % of Total Options
                               Underlying               Granted to Employees               Exercise     Expiration
Name                           Options Granted          in Fiscal Year                     Price        Date
-------------------------------------------------------------------------------------------------------------------

Charles B. Pearlman
President and Director(1)          0                         0                               0             0



         (1) Mr. Pearlman served as our President and a director from our inception in 1995 until August 1999.

          AGGREGATE OPTION EXERCISES IN SIX MONTHS ENDED JUNE 30, 1999
                        AND FISCAL YEAR-END OPTION VALUES

                                                          No. of Securities
                                                        Underlying Options              Value of Unexercised
                                Shares                      Options at                  In-the-Money options at
                               Acquired on    Value        June 30, 1999                  June 30, 1999
        Name                   Exercise       Realized      Exercisable     Unexercisable   Exercisable
     Unexercisable
-----------------------------------------------------------------------------------------------------------------
Charles B. Pearlman
President, Chief
Executive Officer and
Director (1)               0           n/a           n/a               n/a              n/a               n/a


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

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not our employee but is a member of the Board of Directors and his service as a director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination, except options of William Wirch expire the earlier of the expiration date or one year following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of March 28, 2000, there are 4,759,400 shares of our Common Stock issued and outstanding. There are no shares of preferred stock currently issued and outstanding, and the outstanding options are not presently exercisable. The following table sets forth, as of the close of business on March 28, 2000, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than five percent of our Common Stock; and (b) the number of shares of our Common Stock owned by each officer and director, and all officers and directors as a group, together with their respective percentage holdings of such shares. Unless otherwise indicated, the address for each person is 6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487.

            Name and                                    Amount of                             Percentage
           Address of                                  Beneficial                                 of
       Beneficial Owner(1)                         Ownership of Stock                            Class
----------------------------------------------------------------------------------------------------------
Stephanie McAnly(2)                                       33,333                                  *
Sonny Spoden(3)                                           25,000                                  *
William Wirch(4)                                          50,000                                  1.1%
Nico Pronk, Sr. (5)                                      400,000                                  8.4%
Beverly Sassoon
   International, LLC(6)                                 900,000                                 18.8%

All Executive Officers
and Directors as a Group
(three people)(2)(3)(4)                                  108,333                                  2.3%

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

(5) Nico Pronk, Sr. is the holder of convertible debentures in the face amount of $2,000,000 and convertible into common stock at $5.00 per share. Mr. Pronk's address is Mr. Nico Pronk, Sr., % 1801 Clint Moore Road, Suite 110, Boca Raton, Florida 33487.

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

Item 12. Certain Relationships and Related Transactions

         None.

Item 13. Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      Exhibits

EXHIBIT NO.                         DESCRIPTION

10(a) Employment Agreement dated as of February 13, 2000 by and between International Cosmetics Marketing Co. and William Wirch

         (b)      Reports on Form 8-K

                  None.

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