Form 10QSB
period 2000-03-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2000-05-15
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                  ---------------------------------------------
              {} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                         Commission File Number: 0-27833
                         -------------------------------
                      INTERNATIONAL COSMETICS MARKETING CO.
        (Exact name of small business issuer as specified in its charter)


                    Florida                                 65-0598868
                    --------------------------------------------------
       (State or other jurisdiction of                    (IRS Employer
       Incorporation or organization)                   Identification No.)


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


                                  YES  X   NO
                                  ----------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,766,730 shares as of March 31, 2000.

                      INTERNATIONAL COSMETICS MARKETING CO.
                Form 10-QSB for the quarter ended March 31, 2000


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
----------------------------------------------------

                                                                                             Page
Part I.           Financial Information

Item 1.           Financial Statements

                  Unaudited Balance Sheet                                                      3

                  Unaudited Statements of Cash Flows                                           4

                  Unaudited Statements of Operations                                           5

                  Unaudited Statements of Changes in Stockholders' Equity (Deficit)            6

                  Notes to Financial Statements                                                7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    8

Part II:          Other Information

Item 1            Legal Proceedings                                                           11

Item 2            Changes in Securities and Use of Proceeds                                   11

Item 3            Defaults upon Senior Securities                                             11

Item 4            Submission of Matters to a Vote of Security Holders                         11

Item 5            Other Information                                                           11

Item 6            Exhibits and Reports on Form 8-K                                            11

                  Signatures                                                                  12


                          Part 1. Financial Information

Item 1.  Financial Statements


                    International Cosmetics Marketing Co.

                                   Unaudited
                                 Balance Sheet


                                                                                                                         March 31,
                                                                                                                            2000
ASSETS
Current Assets:
    Cash                                                                                                                $    21,503
    Receivables - credit cards and bank drafts                                                                               61,232
    Inventory - finished goods                                                                                              746,663
    Deposits for inventory purchases                                                                                        224,888
    Prepaid expenses                                                                                                         27,082
                                                                                                                        -----------

                    Total current assets                                                                                  1,081,368

Office furniture and equipment, net                                                                                          96,770
License agreement, net                                                                                                      214,388
Deposits                                                                                                                    128,274
                                                                                                                        -----------

                    Total assets                                                                                        $ 1,520,800
                                                                                                                        ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued liabilities                                                                            $   567,965
    8% demand note payable                                                                                                   40,000
    Payable to licensor                                                                                                      37,500
                                                                                                                        -----------

                    Total current liabilities                                                                               645,465

0% convertible debentures                                                                                                 2,000,000

Commitments and contingencies

Stockholders' Equity (Deficit):
    Common stock, par value $.001 per share, 25,000,000
    shares authorized; 4,766,730 shares issued and
    and outstanding                                                                                                           4,766
    Additional paid-in capital                                                                                               82,950
    Accumulated deficit                                                                                                  (1,212,381)
                                                                                                                        -----------

                    Total stockholders' equity (deficit)                                                                 (1,124,665)
                                                                                                                        -----------

                    Total liabilities and stockholders'  equity (deficit)                                               $ 1,520,800
                                                                                                                        ===========


            See the accompanying notes to these financial statements.

                     International Cosmetics Marketing Co.

                                   Unaudited
                            Statements of Cash Flows

                                                                                              Three Months              Three Months
                                                                                                     Ended                     Ended
                                                                                                 March 31,                 March 31,
                                                                                                      2000                      1999

Cash Flows From Operating Activities:
    Net loss                                                                                       $(842,214)             $    (150)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                                           4,500                   --
        License amortization expense                                                                   3,477                   --
        Consulting expenses                                                                            2,083                   --
        Distributor expenses - stock issued                                                           36,650
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts                                             83,607                   --
            Inventory - finished goods                                                              (443,437)                  --
            Deposits for inventory purchases                                                         149,868                   --
            Prepaid expenses                                                                           5,062                   --
            Accounts payable and accrued liabilities                                                 338,245                   --
            8% demand note payable                                                                    40,000
            Payable to licensor                                                                      (37,502)                  --
                                                                                                   ---------              ---------

                    Net cash used in operating activities                                           (659,661)                  (150)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                                                       (40,907)                  --
    Deposits for services                                                                            (46,535)                  --
                                                                                                   ---------              ---------

                    Net cash used in investing activities                                            (87,442)                  --

Cash Flows from Financing Activities:
    Issuance of convertible debentures                                                               450,000                   --
    Sale of common stock                                                                                --                        8
    Additional paid-In capital                                                                          --                      352
                                                                                                   ---------              ---------

                    Net cash provided by financing activities                                        450,000                    360
                                                                                                   ---------              ---------

                    Net increase in cash                                                            (297,103)                   210

Cash, beginning of period                                                                            318,606                    240
                                                                                                   ---------              ---------

Cash, end of period                                                                                $  21,503              $     450
                                                                                                   =========              =========



Supplemental Disclosure of Noncash Investing and Financing Activities:
    18,800 shares of stock cancelled at par value on January 7, 2000
    7,330 shares of stock issued to founding distributors at $5.00 per share on March 31, 2000

            See the accompanying notes to these financial statements.

                     International Cosmetics Marketing Co.

                                   Unaudited
                            Statement of Operations

                                                                                          Three Months             Three Months
                                                                                                 Ended                    Ended
                                                                                             March 31,                March 31,
                                                                                                  2000                     1999
Net sales                                                                                  $    747,697                $       --
Cost of sales                                                                                   441,427                        --
                                                                                           ------------                ------------

Gross profit                                                                                    306,270                        --

Operating expenses:
    Commissions                                                                                 171,709                        --
    Royalty                                                                                      75,000                        --
    Distributor events                                                                          181,423
    Selling, general and administrative                                                         720,352                         150
                                                                                           ------------                ------------

Total operating expenses                                                                      1,148,484                         150
                                                                                           ------------                ------------

Operating loss                                                                                 (842,214)                       (150)

Provision for income taxes                                                                         --                          --
                                                                                           ------------                ------------

Net loss                                                                                   $   (842,214)               $       (150)
                                                                                           ============                ============

Net loss per share:
    Basic                                                                                  $      (0.18)               $      (0.00)
    Diluted                                                                                $       --                  $       --
Weighted average common shares outstanding:
    Basic                                                                                     4,760,720                   7,450,000
    Diluted                                                                                  10,020,303                   7,450,000


            See the accompanying notes to these financial statements.

                     International Cosmetics Marketing Co.

                                   Unaudited
             Statement of Changes in Stockholder's Equity (Deficit)

                                                                                     Additional                               Total
                                                                       Common          Paid-in        Accumulated      Stockholders'
                                                    Shares              Stock          Capital          Deficit     Equity (Deficit)

Balances at December 31, 1999                      4,778,200       $     4,778       $    46,288      $  (370,167)      $  (319,101)

    Cancellation of  shares
      at par value                                   (18,800)              (19)               19                               --

    Stock issued to distributors                       7,330                 7            36,643                             36,650

    Net Loss                                                                                             (842,214)         (842,214)
                                                 -----------       -----------       -----------      -----------       -----------

Balances at March 31, 2000                         4,766,730       $     4,766       $    82,950      $(1,212,381)      $(1,124,665)
                                                 ===========       ===========       ===========      ===========       ===========



Balances at Decembeer 31, 1998                     7,441,600             7,442               764           (7,966)              240

   Stock issued                                        8,400                 8               352                                360

    Net Loss                                                                                                 (150)             (150)
                                                 -----------       -----------       -----------      -----------       -----------

Balances at March 31, 1999                         7,450,000       $     7,450       $     1,116      $    (8,116)      $       450
                                                 ===========       ===========       ===========      ===========       ===========


            See the accompanying notes to these financial statements.

                     International Cosmetics Marketing Co.
                         Notes to Financial Statements


1.  Summary of Significant Accounting Policies

Nature of Operations

International Cosmetics Marketing Co. (the Company), d/b/a Beverly Sassoon & Co., began business upon entering into an agreement in August, 1999 with Beverly Sassoon International, L.C.C., Beverly Sassoon and Elan Sassoon which grants the Company various rights related to the manufacturing, marketing and distribution of products utilizing the "Beverly Sassoon" and "Elan Sassoon" names. The Company commenced operations in late 1999. The Company seeks to distribute a variety of products which have a wide range of appeal in areas from skin care and cosmetics to nutritional supplements and human wellness products to apparel and other consumer products. In order to build a database from which the Company might select products to market and distribute, the Company anticipates that it will solicit proposals from inventors who have substantially completed their product development but lack the expertise or capital to market or distribute it. The Company may also acquire existing businesses with complimentary operations as a method of expanding its business and operations and leverage its brand name with licensing agreements. The Company may develop its own products in the future.

Currently, the Company markets its products using a network marketing distribution and sales model. The subsistence of the Company is dependent upon sufficient proceeds being raised through financing or capital contributions and increasing and profitable operations. The Company's operations are currently limited to the United States.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2000 and 1999 and for the three-month periods ended March 31, 2000 and 1999. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year.

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

                     International Cosmetics Marketing Co.
                   Notes to Financial Statements--(Continued)

License Amortization

The exclusive license agreement is being amortized over sixteen years.

Revenue

Sales are recognized as revenue at the time products are shipped.

Income Taxes

Deferred tax assets and liabilities are determined based upon differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The Company has not recognized any benefit for its net operating loss through March 31, 2000 in the accompanying financial statements as the realization of this deferred tax benefit is not more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company' net deferred tax assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

2000 compared to 1999

     Net sales increased to $747,697 from zero for the three-month compared with the same period in 1999. The increase in net sales resulted primarily from the Company commencing operations in the fall of 1999.

     Gross profit as a percentage of net sales was 41% for the three-month, compared to zero for the same period in 1999. The increase in gross profit resulted primarily from the Company commencing operations in the fall of 1999.

     Commissions earned by distributors of the Company's products as a percentage of net sales was 23% for the three-months ended March 31, 2000, compared to zero for the same period in 1999. The increase in commissions resulted primarily from the Company commencing operations in the fall of 1999. Commissions are earned by the Company's independent business associates based on group volume. Group volume is a value assigned by the Company to its products for the purpose of determining commissions to its independent business associates. Commissions expense was 34% of group volume for the quarter ended March 31, 2000.

     Royalty expense increased $75,000 for the three-month period ended March 31, 2000, compared with the same period in 1999. The increase in royalty expense resulted from the Company entering into an exclusive license agreement in August, 1999.

     Distributor events expense, as a percentage of net sales was 24% for the three-month period ended March 31, 2000, compared to zero for the same period in 1999. The increase in distributor event expense resulted primarily from the Company holding a national convention for its independent business associates in March 2000.

     Selling, general and administrative expenses as a percentage of net sales was 96% for the three-month period ended March 31, 2000, compared to zero for the same period in 1999. The increase in selling, general and administrative expenses resulted primarily from the Company commencing operations in the fall of 1999.

     Net loss increased by $842,064 for the three-month period ended March 31, 2000 and decreased $20 for the same period in 1999 due to the Company commencing operations in the fall of 1999. Net loss as a percentage of net sales was 113% for the three-month period ended March 31, 2000 compared to zero for the same period in 1999 due to the Company commencing operations in the fall of 1999.

Liquidity and Capital Resources

     The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from the issuance of convertible debentures and cash collected on sales that commenced in December 1999 to fund operating activities. The Board of Directors had previously approved the issuance of convertible debentures in the principal amount not to exceed $2,000,000 that may be sold from time to time by the Company to raise start-up capital. As of March 31, 2000, the Company has issued convertible debentures and received funding of $2,000,000, including $450,000 in the quarter ended March 31, 2000. The Company needs additional funding in the quarter ending June 30, 2000 to pay liabilities and to fund expected growth of the Company. While no commitments have been received to provide additional funding, the Company believes that it will be able to raise any additional funding that is needed.

     The Company is currently generating negative cash flow from operations since it only had its first sales in December 1999 after commencing operations in August 1999. The Company does not generally extend credit to distributors but requires payment by credit card or bank draft prior to shipping of products. This process eliminates the need for significant accounts receivable from distributors. During the three-month period ended March 31, 2000, the Company had negative cash flow from operations of $659,661. This negative cash flow from operations primarily related to the Company's net loss, inventory, and reduction of liability to licensor.

     As of March 31, 2000, working capital was $435,903, compared to $128 as of March 31, 1999. This increase is primarily due to funds from the issuance of convertible debentures. Cash at March 31, 2000 and March 31, 1999 was $21,503 and $450, respectively.

     Capital expenditures, primarily for office furniture and equipment were $40,907 for the three-month period ended March 31, 2000. In addition, the Company anticipates additional similar capital expenditures of $50,000 for the remainder of the fiscal year to enhance its infrastructure, including computer systems to accommodate anticipated future growth.

     Expenditures for deposits for services, principally reserve for merchant account to accept credit cards, was $46,535 for the three-month period ended March 31, 2000. Except for deposits for inventory purchases and additions to the reserve for merchant account to accept credit cards, no significant additional deposits are anticipated for these items for the remainder of the fiscal year.

     The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at March 31, 2000 was $306,971, including $15,941 for the remainder of the fiscal year.

Seasonality and Cyclicality

     In addition to general economic factors, the direct selling industry is impacted by seasonal factors and trends such as major cultural events and vacation patterns.

Note Regarding Forward-Looking Statements

    Certain statements made above, including those in the Liquidity and Capital Resources section, herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by its management over time means that actual events are bearing out as estimated in such forward looking statements.

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

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

Current Report on Form 8-K. A Current Report on Form 8-K was filed on April 13, 2000 regarding the resignation of William Wirch as Chief Operating Officer and Director as of March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

International Cosmetics Marketing Co.
(Registrant)


/s/ Stephanie McAnly                                   /s/ Sonny Spoden
--------------------                                   ----------------
Stephanie McAnly                                       Sonny Spoden
President                                              Chief Financial Officer

Dated:   May 12, 2000