Form 10QSB/A
period 2000-03-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2000-06-06
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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


                                  YES [X]  NO [ ]
                                  ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,766,730 shares as of March 31, 2000.

                      INTERNATIONAL COSMETICS MARKETING CO.
                Form 10-QSB for the quarter ended March 31, 2000


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

Part 1. Financial Information

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

Part II Other Information

Item 1   Legal Proceedings                                                    10

Item 2   Changes in Securities and Use of Proceeds                            10

Item 3   Defaults upon Senior Securities                                      10

Item 4   Submission of Matters to a Vote of Security Holders                  10

Item 5   Other Information                                                    10

Item 6   Exhibits and Reports on Form 8-K                                     10

         SIGNATURES                                                           11

                      International Cosmetics Marketing Co.

                                    Unaudited
                                 Balance Sheets


                                                                              March 31,
                                                                                2000
                                                                                ----
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

                     International Cosmetics Marketing Co.

                                    Unaudited
                            Statements of Operations



                                              Three Months    Three Months
                                                     Ended           Ended
                                                 March 31,       March 31,
                                                      2000            1999
                                                      ----            ----
Net sales                                     $    747,697    $         --
Cost of sales                                      441,427              --
                                              ------------    ------------

Gross profit                                       306,270              --

Operating expenses:
    Commissions                                    171,709              --
    Royalty                                         75,000              --
    Distributor events                             181,423
    Selling, general and administrative            720,352             150
                                              ------------    ------------

Total operating expenses                         1,148,484             150
                                              ------------    ------------

Operating loss                                    (842,214)           (150)

Provision for income taxes                              --              --
                                              ------------    ------------

Net loss                                      $   (842,214)   $       (150)
                                              ============    ============

Net loss per share:
    Basic                                     $      (0.18)   $      (0.00)
    Diluted                                   $         --    $         --
Weighted average common shares outstanding:
    Basic                                        4,760,720       7,450,000
    Diluted                                     10,020,303       7,450,000


            See the accompanying notes to these financial statements.

                     International Cosmetics Marketing Co.

                                    Unaudited
                            Statements of Cash Flows

                                                            Three Months   Three Months
                                                                   Ended          Ended
                                                               March 31,      March 31,
                                                                    2000           1999
                                                                    ----           ----
Cash Flows From Operating Activities:
    Net loss                                                    $(842,214)   $    (150)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                        4,500           --
        License amortization expense                                3,477           --
        Consulting expenses                                         2,083           --
        Distributor expenses - stock issued                        36,650
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts          83,607           --
            Inventory - finished goods                           (443,437)          --
            Deposits for inventory purchases                      149,868           --
            Prepaid expenses                                        5,062           --
            Accounts payable and accrued liabilities              338,245           --
            8% demand note payable                                 40,000
            Payable to licensor                                   (37,502)          --
                                                                ---------    ---------

                    Net cash used in operating activities        (659,661)        (150)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                    (40,907)          --
    Deposits for services                                         (46,535)          --
                                                                ---------    ---------

                    Net cash used in investing activities         (87,442)          --

Cash Flows from Financing Activities:
    Issuance of convertible debentures                            450,000           --
    Sale of common stock                                               --            8
    Additional paid-In capital                                         --          352
                                                                ---------    ---------

                    Net cash provided by financing activities     450,000          360
                                                                ---------    ---------

                    Net increase in cash                         (297,103)         210

Cash, beginning of period                                         318,606          240
                                                                ---------    ---------

Cash, end of period                                             $  21,503    $     450
                                                                =========    =========

Supplemental Disclosure of Noncash Investing and Financing Activities:
    18,800 shares of stock cancelled at par value on January 7, 2000
    7,330 shares of stock issued to founding distributors at $5.00 per share on March 31, 2000

            See the accompanying notes to these financial statements.

                     International Cosmetics Marketing Co.

                                    Unaudited
            Statements of Changes in Stockholders' Equity (Deficit)

                                                                 Additional                       Total
                                                    Common         Paid-in    Accumulated     Stockholders'
                                      Shares         Stock         Capital       Deficit    Equity (Deficit)
                                      ------         -----         -------       -------    ----------------
Balances at December 31, 1999        4,778,200    $     4,778    $    46,288   $  (370,167)   $  (319,101)

    Cancellation of  shares
      at par value                     (18,800)           (19)            19                           --

    Stock issued to distributors         7,330              7         36,643                       36,650

    Net Loss                                                                      (842,214)      (842,214)
                                   -----------    -----------    -----------   -----------    -----------

Balances at March 31, 2000           4,766,730    $     4,766    $    82,950   $(1,212,381)   $(1,124,665)
                                   ===========    ===========    ===========   ===========    ===========




Balances at Decembeer 31, 1998       7,441,600          7,442            764        (7,966)           240

   Stock issued                          8,400              8            352                          360

    Net Loss                                                                          (150)          (150)
                                   -----------    -----------    -----------   -----------    -----------

Balances at March 31, 1999           7,450,000    $     7,450    $     1,116   $    (8,116)   $       450
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

Liquidity and Capital Resources

     The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from the issuance of convertible debentures and cash collected on sales that commenced in December 1999 to fund operating activities. The Board of Directors had previously approved the issuance of convertible debentures in the principal amount not to exceed $2,000,000 that may be sold from time to time by the Company to raise start-up capital. As of March 31, 2000, the Company has issued convertible debentures and received funding of $2,000,000, including $450,000 in the quarter ended March 31, 2000. The Company has incurred losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company needs additional funding in the quarter ending June 30, 2000 to pay liabilities and to fund expected growth of the Company. While no commitments have been received to provide additional funding, the Company believes that it will be able to raise any additional funding that is needed.

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

Dated:   June 5, 2000