Form 10KSB40
period 2000-06-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2000-10-23
CIK 1097339

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file number 0-27833

                      International Cosmetics Marketing Co.
               --------------------------------------------------
                 (Name of small business issuer in its charter)

                                     Florida
               --------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0598868
               --------------------------------------------------
                      (I.R.S. Employer Identification No.)

    6501 NW Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487
    ------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 561-999-8878

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                     ------
                              (Title of each class)

                    Name of each exchange on which registered

                                 Not applicable
                               -----------------
         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                ---------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. Issuer had revenues of $1,955,710 for the year ended June 30, 2000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of September 30, 2000 was approximately $13,466,192.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of September 30, 2000, 4,785,630 shares of Common Stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes      No   X
             ----    ---

                      INTERNATIONAL COSMETICS MARKETING CO.
                  Form 10-KSB for the year ended June 30, 2000

                                Table of Contents

                                     Part I

Item 1              Description of Business                         2
Item 2              Description of Property                        15
Item 3              Legal Proceedings                              16
Item 4              Submission of Matters to a
                    Vote of Security Holders                       16

                                    Part II

Item 5              Market for Common Equity and
                    Related Stockholder Matters                    16
Item 6              Management's Discussion and
                    Analysis or Plan of Operations                 16
Item 7              Financial Statements                           18
Item 8              Changes in and Disagreements
                    With Accountants on Accounting
                    And Financial Disclosure                       18

                                   Part III

Item 9              Directors, Executive Officers, Promoters
                    And Control Persons; Compliance with
                    Section 16(a) of the Exchange Act              19
Item 10             Executive Compensation                         20
Item 11             Security Ownership of Certain Beneficial
                    Owners and Management                          22
Item 12             Certain Relationships and Related
                    Transactions                                   24
Item 13             Exhibits, Financial Statement Schedules,
                    And Reports on Form 8-K                        25

                                     PART I

The discussion in this Annual Report on Form 10-KSB regarding the Company and its business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

Item 1.  Business

History

         The Company was incorporated in Florida on July 14, 1995 under the name CindyCo, Inc. In August 1999, the Company changed its name to International Cosmetics Marketing Co. (the "Company") and concurrently entered into an agreement with Beverly Sassoon International, L.L.C., Beverly Sassoon and Elan Sassoon which grants the Company various rights related to the manufacturing, marketing and distribution of products utilizing the "Beverly Sassoon" or "Elan Sassoon" names.

         The Company commenced operations in late 1999 as a direct sales company which develops and distributes a variety of skin care, cosmetics, nutritional and human wellness products.

General

         As of September 30, 2000, the Company has a network of approximately 4,411 independent business associates ("IBA") located throughout the United States who have purchased the Company's business builder kit. Approximately 650 of the Company's IBAs are "commission certified," i.e., qualified to earn sales commissions. Commissions are earned on the sales of IBAs placed in the downline of an IBA. These sales are named group volume. A commission certified IBA is one who has (1) activated his or her position in the network by achieving $495 in commissionable sales (also known as personal volume) which may be the result of a single order or accumulated during the IBA's first six months being an IBA of the Company and (2) sponsored two IBAs, one on his or her left side (Team A) and one on his or her right side (Team B) who have purchased the business builder kit and who have achieved $495 in personal volume. To remain commission certified, an IBA must be generating a minimum of $100 in personal volume each month.

Products

         Beverly Sassoon Skin Care Products.

                  OxiCleanse. OxiCleanse is a gentle, everyday face cleanser. Natural exfoliates combined with activated stabilized oxygen assists in revealing the skin's natural tones.

                  OxiCreme. OxiCreme is a facial and neck therapy cream. A premium-formulated cream combined with oxygen's healing power. It exclusively refines delicate skin around the face and neck. OxiCreme contains CoQ10.

                  OxiSoft. Oxisoft is premium-oxygenated moisture. Added oxygen deeply penetrates and delivers essential moistures to reduce dryness and premature aging leaving skin silky. OxiSoft also contains CoQ10 and a vital sunscreen protection.

                  OxiSerum-C. OxiSerum-C is an all-natural oxygen enriched emollient solution that invigorates the skin and restores its vital pH balances. This maximum skin nourishment and moisturizing treatment gently works on all skin types.

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

                  Body ARMO2R. Body ARMO2R is specially formulated roll-on deodorant with natural botanicals for use as an effective defensive weapon against perspiration and odors caused by bacteria.

                  M.E.N. M.E.N. is a male energy nutritional containing a herbal formula combined with the oxygenating power of magnesium dioxide and Vitamin C. M.E.N. is formulated to help restore healthy male sexual function and energy normally affected by age, illness, or daily stress.

         Nutritional Dietary Supplement Products.

         LTSO Calcium. Lyophyllic Third State Oximinerals (LTSO) are minerals most easily used by a person's body. LTSO Calcium is a proprietary homeopathic solution of activated oxygen and vital mineral calcium. LTSO Calcium is isolated in a concentrated liquid form that provides for far greater assimilation and is completely plant organic-based.

         LTSO Selenium. Selenium is primarily an antioxidant that reduces free radicals, unstable molecules that are produced by the body as a natural part of the metabolic process.

         PhytO2. Phyt02 contains over 90 trace and essential minerals and vitamins and is a high-grade natural amino acid complex. PhytO2 is an oxygen-enhanced phyto-nutrient (plant based) supplement store in a VegiCap capsule.

         OxiDetox. Poor diets, lack of exercise, environmental pollution and stress depletes the body of oxygen and other vital nutritional substances. OxiDetox is a body cleansing system that helps to deodorize the digestive system and to help fight off pathogenic bacteria, parasites as well as yeast.

         Sports Nutritional Supplements. The Company's sports nutritional product line combines the benefits of oxygen with training supplements. The Company's current sports nutritional supplement product line consists of:

         SherpaO2. SherpaO2 is a concentrated activated oxygen supplement developed for both professional and amateur athletes.

         OxiQuench. OxiQuench is a blended powder carbohydrate energy drink that drives the body to burn stored fat rather than depleting the cells of their glucose fuel. Combined with SherpaO2, this aggressive sports nutritional supplement can enhance training, exercise and performance.

                  OxiMSM. Oxi-MSM is a heavy-hitting health promoter, providing vital oxygen and sulfur to cells in the body providing abundant energy and vitality and may free a person from a multitude of pains and discomforts.

         OxiCramp. OxiCramp is a combination of oxygenators, which may reduce pain and fatigue and enhance performance.

         Other Products.

         BiOxygen. BiOxygen is a nutritional supplement for personal health. While there are similar oxygen products, none is specifically processed to retain high levels of oxygen. This oxygen concentrated water solution provides oxygen supplements to aid the body in countless enriching ways. Oxygen is believed to remove toxins, converts nutrients to energy and enhances a person's body energy and vitality. The Company sells BiOxygen in liquid form in addition to including it in its skins care and nutritional products.

         Web sites. The Company provides IBAs with the opportunity to have a web site for managing their business, e. g., viewing the genealogy of their downline, submitting new associate applications, and placing orders, for a monthly cost of $19.95.

         Preferred Customer Membership Program. The Company has implemented a preferred customer program whereby non-IBAs can purchase an annual membership for $29.95 to purchase product at wholesale cost. Preferred customers are not allowed to resell the product purchased and need to be introduced by an IBA who will earn group volume on the products purchased by the preferred customer.

Licensing and Endorsement Agreements

     Exclusive License Agreement. Under the terms of the Exclusive License Agreement with Beverly Sassoon International, LLC, Beverly Sassoon, and Elan Sassoon which was entered into in August 1999, the Company received the exclusive rights to manufacture, market and distribute the line of skin care products and cosmetics which Beverly Sassoon International, LLC, had previously developed. These products, which include a complete line of skin care products including moisturizers, treatments and masks, will be marketed and distributed utilizing the name and likeness of Beverly Sassoon.

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

         * An exclusive, worldwide license to manufacture, market and distribute certain skin care products, pet care products and slimming products developed by Beverly Sassoon International, LLC.

         The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option. The Company retains full control over the manufacturing, development and marketing of its products. Through Beverly Sassoon International, LLC, Ms. Sassoon and Mr. Sassoon will consult with the Company in the areas of product development and marketing, and the Company will utilize their names and/or likenesses in promoting certain of its products and in the development of certain of its brands. The consideration for the rights the Company received under this Exclusive License Agreement included:

         * Aggregate cash payment to Beverly Sassoon International, LLC of up to $200,000.

         * Issuance of 900,000 shares of the Company's Common Stock to Beverly Sassoon International, LLC.

         * The future payment of royalties to Beverly Sassoon International, L.C.C. equal to the greater of 2% of gross revenues from the sales of any of the Company's products which are marketed or distributed subject to the terms of the Exclusive License Agreement, or $25,000 per month. These royalty payments will end if either Beverly Sassoon, Elan Sassoon or Capital IBAs, LLC, which is controlled by Beverly Sassoon and Elan Sassoon, exercises certain options to purchase an aggregate of 4,850,000 shares of the Company's Common Stock.

         On October 13, 2000, the Exclusive License Agreement was modified to have the royalty terminate August 19, 2001. The royalty payment was also modified to equaling the greater of 2% of gross revenues as defined in the Exclusive License Agreement or $22,750 per month starting October 2000 until such time as the Company reports positive net cash flow from operating activities for three consecutive months. Royalties payable of $8,250 and other payables of $16,500 were forgiven by licensors as part of the modification to the Exclusive License Agreement. On October 13, 2000, the options were modified to be cashless exercisable options and to be exercisable in whole or in part through August 19, 2019. The Company is in negotiations to further modify the royalty payment formula in the Exclusive License Agreement.

         The Company anticipates that it will also seek to license the use of the names and likeness of other well-known individuals to assist us in the development, marketing and establishment of certain of the Company's brands. The Company has not entered into any discussions with any additional well-known individuals as of September 30, 2000.

Sales Aids

         The Company provides an assortment of sales aids to facilitate the sales of its products. Sales aids include videotapes, brochures, posters, audiotapes, promotional clothing, stationery, business cards, and other miscellaneous items to help create consumer awareness of the Company and its products. IBAs do not receive commissions on purchases of sales aids.

Refund and Product Return Policy

         The Company believes it is a consumer-protective company in the direct selling industry. An IBA's return of inventory and related refund requests for any reason, other then shipping discrepancy, customer exchange, or a damage claim, are treated as a request by the IBA to voluntarily terminate as an IBA for the Company. When returning product, the IBA is provided with a Return Merchandise Authorization Number (RMA#) that is used for proper routing of incoming packages. Products that are returned used or partially used, previously certified as sold or returned with security seals broken are not eligible for refund. Return merchandise that is eligible for refund is refunded at 90% of the price paid by the IBA, exclusive of shipping and handling costs. Returned inventory on which sales commissions have been paid will be charged back to all affected parties. The Company's refund and product return policy is modified from the general policy indicated above due to laws and regulations in a limited number of states, e. g., Georgia.

Distribution System

         Overview. The Company is a direct sales company which presently distributes its products through a network marketing system. Under its system, IBAs purchase products from the Company for resale and for personal consumption.

         The Company believes network marketing is an effective vehicle to distribute its products because:

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

         The Company's network marketing program differs from many other network marketing programs in several respects. First, currently the Company's compensation plan allows Company IBAs to develop a seamless national network of downline IBAs. Second, the Company's order and fulfillment systems eliminate the need for IBAs to carry significant levels of inventory. Third, the Company's compensation plan is very financially rewarding. During the first year of building its network of IBAs, the Company's commissions (including bonuses) have averaged approximately 31% of revenue from gross product sales for the period December 1999 through June 2000.

         As a distribution channel, direct selling has been enhanced in the past decade due to advancements in communications, including telecommunications and Internet connectivity, and the proliferation of the use of videos and fax machines. Direct selling companies generally rely on communications, the Internet, and videos to project a desired image for such companies and their product lines. The Company believes that high quality sales aids play an important role in the success of IBA efforts. The Company believes that the Internet will become an increasingly important business factor as more and more consumers purchase products over the Internet as opposed to traditional retail and direct sales channels. As a result, the Company expects that direct sellers will need to adapt their business models to integrate the Internet into their operations to remain successful. The Company's web site that can be accessed via the Internet is www.bsassoon.net. Management is committed to fully utilizing current and future technological advances to continue enhancing the effectiveness of direct selling. See "Risks Related to Potential Changes in Business Model."

         Sponsoring. The Company relies on its IBAs to sponsor new IBAs. While the Company provides brochures, magazines, and other sales materials, IBAs are primarily responsible for educating new IBAs with respect to products, the Company's compensation plan, and how to build a successful network. See "Risk Factors - Reliance upon Independent IBAs."

         The sponsoring of new IBAs creates multiple levels in the network marketing structure. Persons whom a IBA sponsors are referred as "downline" or "sponsored" IBAs. If downline IBAs also sponsor new IBAs, they create additional levels in the structure, but their downline IBAs remain in the same downline network as their original sponsoring IBA.

         Sponsoring activities are not required of IBAs. However, because of the financial incentives provided to those who succeed in building a IBA network that consumes and resells products, the Company believes that most of its IBAs attempt, with varying degrees of effort and success, to sponsor additional IBAs. Generally, IBAs invite friends, family members, and acquaintances to sales meetings, the Company's web site, conference calls, and prerecorded telephone calls in which Company products are presented and the compensation plan is explained. People are often attracted to become IBAs after using Company products and becoming regular retail customers. Once a person becomes a IBA, he or she is able to purchase products directly from the Company at wholesale prices for resale to consumers or for personal consumption. The IBA is also entitled to sponsor other IBAs in order to build a network of IBAs and product users.

         A potential IBA must enter into a standard IBA agreement with the Company that obligates the IBA to abide by the Company's policies and procedures. In most of the Company's current markets, IBAs are also required to purchase a IBA starter kit, which includes the Company's policies and procedures and are sold for the approximate cost of producing the IBA starter kit.

         Compensation Plan. Management believes that one of the Company's key competitive advantages is the Company's compensation plan. Based upon its knowledge of network marketing compensation plans, the Company believes that the Company's compensation plan is very financially rewarding. There are two fundamental ways in which IBAs can earn money: (i) through retail markups, for which the Company recommends a range from 8% to 100%; and (ii) through a series of commissions on product sales, which can result in commissions and bonuses. Personal volume is essentially based upon a factor (usually 100%) of a product's wholesale cost, net of any point-of-sale taxes. IBAs receive higher levels of commissions as they advance up the compensation plan. A commission certified IBA is eligible to earn commissions and is one who has (1) activated his or her position in the network by achieving $495 in personal volume which may be the result of a single order or accumulated during the IBA's first six months being a IBA of the Company and
(2) sponsored two IBAs, one on his or her left side (Team A) and one on his or her right side (Team B) who also have purchased the business builder kit and achieved $495 in personal volume. To remain commission certified, an IBA must be generating a minimum of $100 in personal volume each month.

         Commissions are calculated daily - Tuesday through Monday - and paid weekly. Orders placed on Saturday and Sunday count towards Monday's personal volume. The calculation of daily commissions is based upon the total group volume that accumulated within the weaker of an IBA's two teams. Commissions are paid at the rate of 10% of the group volume generated by an IBA's weaker team. The personal volume must be equal to or exceed $495.00 before a check will be issued. Total group volume is used for calculating commissions regardless of the number of levels in an IBA's organization or network. After an IBA is paid on the group volume of his or her weaker team, an equal corresponding amount of volume is deducted from the IBA's stronger team with the balance carried forward to the next day - up to a maximum of $5,000 per day. This process continues until group volume reaches $5,000 in both teams within the same day and each day thereafter. This maximum payout of $500 per day can be achieved once per day for a maximum $2,500 per week, excluding management bonuses.

         As part of commissions paid, the Company also pays a $50 quick start bonus when an IBA's personally sponsored IBA achieves personal volume of $495 and signs up for the Company's Monthly Preferred Product Program in his or her first order.

         The Company's Monthly Preferred Product Program consists of a choice of eleven packages for which IBAs can sign up for a standing monthly order to simplify an IBA's order of wholesale product. The wholesale cost of the packages in this program exceed the $100 cost. This $100 also carries $100 of personal volume that assists IBAs in satisfying the $100 personal volume monthly requirement to remain commission certified.

         Management bonuses. IBAs who have at least two (2) IBAs who have purchased the business builder kit and have $495 in personal volume are qualified to earn a 25% Area Manager bonus paid on the sales commission of all of his or hers personally-sponsored IBAs.

         IBAs who have at least four (4) IBAs who have purchased the business builder kit and have $495 in personal volume with at least two (2) of these IBAs qualifying as Area Managers are qualified to earn a 50% Regional Manager bonus paid on the sales commission of all of his or hers personally-sponsored IBAs.

         IBAs who have at least eight (8) IBAs who have purchased the business builder kit and have $495 in personal volume with at least four (4) of these IBAs qualifying as Regional Managers are qualified to earn a 100% Regional Manager bonus paid on the sales commission of all of his or her's personally-sponsored IBAs.

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

         Through training meetings, regional and annual conventions, IBA focus groups, regular telephone conference calls, sales aids material, and personal contacts with IBAs, the Company seeks to understand and satisfy the needs of each IBA. The Company currently provides Internet and telephonic product fulfillment and tracking services that result in user-friendly, timely product distribution.

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

         Products generally may not be sold, and the business opportunity may not be promoted, in traditional retail environments. Additionally, IBAs may not sell at conventions, trade shows, flea markets, swap meets, and similar events without the Company's approval and training. IBAs who own or are employed by a service-related business such as a doctor's office, hair salon, or health club, may make products available to regular customers as long as products are not displayed visibly to the general public in such a way as to attract the general public into the establishment to purchase products.

         The Company systematically reviews alleged reports of IBA misbehavior. If the Company determines that a IBA has violated any of the IBA policies or procedures, it may either terminate the IBA's rights completely or impose sanctions such as warnings, probation, withdrawal or denial of any award, suspension of privileges of a IBAship, fines or penalties, withholding commissions until specified conditions are satisfied, or other appropriate injunctive relief. IBA terminations and IBAs who have been suspended based on violations of policies and procedures have aggregated less than 8% of the Company's IBA force since inception in late 1999. An IBA may voluntarily terminate his/her IBAship at any time.

         Payment. IBAs generally pay for products prior to shipment. Accordingly, the Company carries minimal accounts receivable. IBAs typically pay for products by credit cards, bank drafts, and in limited circumstances payment for products is in cash. See "Risk Factors - Reliance on Merchant Account."

Product Development

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

Suppliers and Key Vendors

         Sourcing and Production. The Company's skin care and nutritional products were purchased in the year ended June 30, 2000 from BIO2 International, Inc. (BIO2) of San Luis Obispo, California. BIO2 purchases the botanical extracts for the Company's products from Vegekurl and Vege-Tec of Glendale California and its nutritional supplement products from Creations Garden Natural Products, Inc. (Creations) of Valencia, California. Vegekurl and Creations are FDA approved. The Company has experienced various operational disputes with BIO2, has recently terminated its relationship with BIO2 and has withheld payments due of approximately $25,000. The Company has established relationships in principal with other suppliers and expects to be placing orders for inventory in the fourth quarter of 2000. The effect of The Company's termination of its relationship with BIO2 may have an adverse effect upon the Company's business. The Company's profit margins, and its ability to deliver its existing products on a timely basis, are dependent upon the ability of the Company's primary suppliers to supply products in a timely and cost-efficient manner. Furthermore, the Company's ability to enter new markets and sustain satisfactory levels of sales in each market depends in part upon the ability of the Company's suppliers and/or other outside manufacturers to reformulate existing products if necessary to comply with regulations on market environments. Finally, the development of additional new products in the future will likewise depend in part of the services of suitable outside manufacturers. The Company believes that, in the event it is unable to source any products or ingredients from its current supply sources, the Company could produce such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. The Company is actively seeking additional suppliers to have multiple vendors in 2001. However, there can be no assurance that the loss of a primary supplier or its suppliers would not have a material adverse effect on the Company's business and results of operations. See "Risk Factors - Reliance on Limited Suppliers."

         Product Fulfillment. In December 1999, the Company entered into a three year Order Fulfillment Agreement with Creations (see preceding paragraph). Creations picks, boxes, ships, re-packing and returns, handles inventory, and maintains inventory controls. Creations receives orders from the Company's computer processing services vendor. In the first quarter of 2000, the Company transferred the customer service function handled by Creations to its corporate offices in Boca Raton, Florida. In the second quarter of 2000, the Company transferred order taking handled by Creations to its corporate offices in Boca Raton, Florida. There is no assurance that Creations has the capacity to handle the Company's future order fulfillment requirements. See "Risk Factors - Reliance on Limited Suppliers."

         Computer Services. In November 1999, the Company entered into a one year agreement with 2021 Interactive, L.L.C. (2021) of Plano, Texas to provide computer processing services for processing orders, billing customers, calculating commissions, processing commission checks, preparing Form 1099 tax information to IBAs, inventory reporting, sales and sales tax reporting, and providing genealogy information to IBAs on their individual downlines, and the genealogy to the Company of its entire network system. There is no assurance that 2021 has the capacity to handle the Company's future computer processing requirements. See "Risk Factors - Reliance on Limited Suppliers."

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

         Network Marketing Companies. The Company also competes with other direct selling organizations, some of which have a longer operating history and higher visibility, name recognition, and financial resources. The leading network marketing company in the Company's existing markets is Amway Corporation and its affiliates. The Company competes for new IBAs on the strength of its multiple business opportunities, product offerings, compensation plan, and management strength. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition. See "Risk Factors - Competition."

Intellectual Property

         Under the terms of the Exclusive License Agreement, the Company has the rights to all trademarks, copyrights, trade names and other intellectual property related to the use of the names and likeness of Beverly Sassoon or Elan Sassoon for products marketed and distributed under the terms of that agreement. The Company has registered certain fictitious name applications with the state of Florida in order to conduct business under the names "Beverly Sassoon & Company", Beverly Sassoon & Co." and "Beverly Sassoon." Ms. Sassoon and Mr. Sassoon have agreed to execute such additional documents, as the Company deems reasonably necessary to register and protect these intellectual property rights. As the Company develops other trademarks, trade names, copyrights or other intellectual property rights, the Company may seek to protect these, as well as those related to Ms. Sassoon and Mr. Sassoon, by registration in the United States and other countries where these products may be marketed. Depending upon the development of the Company's business, the Company may also wish to develop and market products that incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications. While the Company may seek to protect its intellectual property, in general, there can be no assurance that its efforts to protect its intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of its products. The Company's failure or inability to protect its proprietary rights could materially adversely affect its business, financial condition and results of operations.

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

Employees

         As of September 30, 2000, the Company has seven full time employees. As the Company implements its business plan, it anticipates hiring additional full-time employees in the areas of sales and marketing and finance and accounting. None of the employees is represented by union or other collective bargaining groups. The Company believes its relationship with its employees is good, and does not currently foresee a shortage of qualified personnel needed to operate its business.

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

         Dependency on License Agreement. The ability of the Company to market its products is dependent upon the continuation of its Exclusive Licensing Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International LLC, and the sale of such products under the Beverly Sassoon trade name and Elan Sassoon trade name. The Company's Exclusive Licensing Agreement with the Sassoons is for a term of 99 years renewable for an additional term of 99 years at the Company's option. The Company is required to pay certain royalty payments as a condition to sustaining its License Agreement with the Sassoons during this time. Although the Company believes that it will be in a position to pay such royalty payments, there can be no assurances that it will be able to provide timely payments under the Exclusive Licensing Agreement. If for any reason the Company were not able to sell its products under the Beverly Sassoon trade name or Elan Sassoon trade name, a substantial portion of its competitive advantage would be lost, and it is unlikely the Company would be able to market an alternative product which would have market identity and acceptance by consumers. Furthermore, the loss of this License would have a material adverse effect upon the Company's business.

         The value of the Company's Exclusive License Agreement is also dependent upon the public perception, image, and reputation of Beverly Sassoon, Elan Sassoon, and Beverly Sassoon International, LLC. Litigation against the licensors, improper or illegal conduct, negative publicity, etc., of the licensors may have a material adverse effect upon the Company's business.

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

         The Company may also be subject to the risk of private party challenges to the legality of the Company's network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. was challenged in a class action by certain Omnitrition IBAs who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. We believe that the Company's network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules, and are inherently fact-based. A future challenge and subsequent adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company's business and operations. Among other things, such a determination could require us to make modifications to the Company's network marketing system and result in negative publicity. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us, could have a material adverse effect on the Company's business and operations. The Company may also be subject to the risk of private party challenges to the legality of the

Company's network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. was challenged in a class action by certain Omnitrition IBAs who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case.

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

         Reliance on Suppliers and Key Vendors. The Company currently acquires its skin care and nutrition products from one supplier who currently purchases the products from two other suppliers. The loss of any of these suppliers could have a material adverse effect on the Company's business and results of operations. See "Suppliers and Key Vendors."

         The Company is also dependent on a vendor to satisfy its order fulfillment requirements and on another vendor to provide computer services. The loss of either of these two vendors or their inability to fulfill the Company's future requirements could have a material adverse effect on the Company's business and results of operations. See "Suppliers and Key Vendors."

         Reliance on Merchant Account. The Company's business is heavily dependent on having a merchant account to accept credit cards since approximately 85% of its business is currently paid for with credit cards. Due to relative newness of the Company, the general nature of the network marketing business, and the fact that most of its credit card transactions are of a non-swipe nature, the Company is classified as high risk by financial institutions providing merchant accounts. Since beginning operations in late 1999, the Company believes that it has maintained a satisfactory relationship with its merchant account provider, Cashgate, Inc. of San Francisco, California and its bank, National State Bank of Metropolis, Illinois. The loss of merchant account privileges could have a material adverse effect on the Company's business and results of operations. See "Payment."

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

         Controls by Debenture Holder. The Company issued convertible debentures payable of $2,000,000 during the period August 25, 1999 through March 20, 2000. In June 2000, the debenture holder converted $1,895,000 of the debentures to 379,000 shares of the Company's common stock at $5.00 per share. As of June 30, 2000, there was $105,000 outstanding. The debentures held by an individual require the Company to obtain the debenture holder's prior written consent to
(i) declare, order or pay any dividend (other than dividends payable solely in shares of stock), (ii) redeem any securities, (iii) adjust the salary and benefits for employees that are officers of the Company, (iv) sell all or substantially all of the assets of the Company, (v) restructure the Company, including a merger, consolidation, liquidation, recapitalization, or such other actions (vi) increase or decrease the number of directors of the Maker, (vii) commence any new business venture, new office, or invest or acquire any new entity which would require an investment of $25,000 in more in a one year period, (viii) authorize and/or issue new shares of the Company, (ix) enter into and approve any agreement or contract for the purchase of goods, services or other items between the Company, a stockholder, or a member of a stockholder's immediate family, or (x) enter into a contract for employment or for a consultant.

         Controls by Preferred Stock Holder. On September 27, 2000, the Company entered into a stock purchase agreement with related parties to issue 221,458 shares of Series A Convertible Preferred Stock at a stated value of $2.50 per share. The preferred stock carries voting rights equal to 75 votes per one (1) share of preferred stock. The stock purchase agreement also requires the Company to obtain the written approval of the holders of at least a majority of the voting power of the outstanding shares of preferred stock for the following: 1) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is transferred or disposed of, 2) alter or change the rights, preferences or privileges of the preferred stock, 3) increase or decrease the total number of authorized shares of the preferred stock, 4) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or similar to, the preferred stock, 5) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any security of the Company, 6) amend the Company's Articles of Incorporation or bylaws, 7) change the authorized number of directors of the Company's board of directors, 8) declare, order or pay any dividends on any class of securities, 9) adjust the salary of executive officers, directors, executive level independent contractors and key employees of the Company, 10) make any capital expenditures in excess of $15,000, 11) issue new shares of capital, 12) enter into or approve any agreement or contract for the purchase of goods, services or other items between the Company, a shareholder or a member of shareholder's immediate family, or 13) make any commission payment to any independent business associate in excess of $15,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

            The common stock began trading on March 28, 2000 on the OTC bulletin board market under the symbol "ICMK." The following table sets forth the range of high and low closing sale price as reported by the OTC bulletin board for the common stock for the quarters indicated. The OTC bulletin board market quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

                                                             Low           High
         Third Quarter - ended March 31, 2000               5.00           6.00
         Fourth Quarter - ended June 30, 2000               1.00           6.00

         As of September 30, 2000, the Company believes that it has approximately 34 record holders of its common stock.

         The Company has never declared or paid any cash dividends on the Company's common stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of the Company's business.

         From January 26, 2000 to March 23, 2000, the Company issued 7,330 shares of the Company's common stock to the Company's founding independent business associates ("IBA") in connection with their becoming associated with the Company as IBAs. Consideration for the shares was $5.00 per share, which was expensed by the Company to each of the IBAs. Based on the nature of this transaction and the associated status of the IBAs with the Company, the Company believes the issuance of the shares did not constitute sales of unregistered securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of operation

The Company commenced its direct sales business in the fall of 1999 and since that date has focused its distribution by the network marketing method. Operations to date have been funded by private investment of approximately $2.5 million.

The Company intends to continue its direct sales by the distribution of its products by the network marketing method. The Company may, in addition to it's network marketing sales, seek alternative direct sales methods, including internet, catalog, licensing and retail sales methods.

Year ended June 30, 2000 compared to year ended December 31, 1998 and the six months ended June 30, 1999 and June 30, 1998 (hereinafter referred to as the prior periods):

Company sales commenced in the fall of 1999 and net sales for the year ended June 30, 2000 were $1,955,710.

Gross profit as a percentage of net sales was 41%, after a provision for inventory obsolescence of 16% of net sales for the year ended June 30, 2000, compared to zero for the prior periods. The increase in gross profit resulted primarily from the Company commencing operations in the fall of 1999.

Commissions earned by distributors of the Company's products as a percentage of net sales was 30% for the year ended June 30, 2000, compared to zero for the prior periods. Commissions are earned by the Company's independent business associates based on group volume. Group volume is a value assigned by the Company to its products for the purpose of determining commissions to its independent business associates. Commissions expense was 38% of group volume for the year ended June 30, 2000.

Royalty expense for the year ended June 30, 2000 was $250,000. No royalties were paid in prior periods.

Selling, general and administrative expenses as a percentage of net sales was 100% for the year ended June 30, 2000, compared to amounts ranging from $150 to $170 for the prior periods. The increase in selling, general and administrative expenses resulted primarily from the Company commencing operations in the fall of 1999.

Net loss increased by approximately $1,949,000 for the year ended June 30, 2000 compared to losses ranging from $150 to $170 in the prior periods due to the Company commencing operations in the fall of 1999. Net loss as a percentage of net sales was 100% for the year ended June 30, 2000 due to the Company commencing operations in the fall of 1999.

In connection with the Company's modification of the Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC, including modification of certain terms of options granted to Beverly Sassoon, Elan Sassoon and Capital Distributors, LLC, on October 13, 2000. The estimated value of the options using the Black-Schools option-pricing model is approximately $19,000,000. Accordingly, the Company expects a material non-cash charge to operations in 2001.

Liquidity and Capital Resources

The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operation s for the U.S. market. The Company has generally relied on cash flow from issuance of convertible debentures in the amount of $2 million and cash collected on sales that commenced in December 1999 to fund operating activities. The Company needs additional funding during the year ending June 30, 2001, including in the first six months of the fiscal year to pay liabilities, operating expenses, restructure operations, purchase inventory, enhance product development and fulfillment relationships, and to fund expected growth of the Company. Subsequent to June 30, 2000, the Company received $500,000 from the issuance of convertible preferred stock and converted certain liabilities for legal fees aggregating $53,645. The ability of the Company to manage its working capital and reduce its working capital deficit is dependent upon restructuring operations, introducing new products, improving gross profit margins, reducing overhead, and raising additional funding.

The Company is currently generating negative cash flow from operations since it only had its first sales in December 1999 after commencing operations in August 1999. The Company does not generally extend credit to distributors but requires payment by credit card or bank draft prior to shipping of products. This process eliminates the need for significant accounts receivable from distributors. For the year ended June 30, 2000, the Company had negative cash flow from operations of $1,781,538. This negative cash flow from operations primarily related to the Company's net loss, inventory, deposits for services, and receivables from credit cards and bank drafts.

As of June 30, 2000, working capital deficit was $234,859 compared to $450 of working capital as of June 30, 1999. Cash at June 30, 2000 and June 30, 1999 was $4,739 and $450, respectively.

The Company's independent auditors' report on the financial statements stated as of June 30, 2000 due to the net loss and a working capital deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company requires additional financing to continue operations of which there can be no assurance. Management has revised its business plan of marketing and support for the Company's products and is implementing plans to restructure operations, introduce new products, improve gross margins, renegotiation of certain liabilities to suppliers and other vendors, and reduce overhead. The failure of the Company to secure additional financing would have a material adverse effect on the Company's business, financial condition, and results of operations and the Company may have to curtail or cease operations.

Capital expenditures, primarily for office furniture, equipment and software were $114,590 for the year ended June 30, 2000. In addition, the Company anticipates additional similar capital expenditures of $250,000 for the next fiscal year to enhance its infrastructure, including computer systems to accommodate anticipated future growth. The Company plans to finance these expenditures from additional debt or equity financing. There is no assurance that the Company can raise funding for the anticipated capital expenditures.

Expenditures for deposits for services, principally reserve for merchant account to accept credit cards and office rent, were $126,899 for the year ended June 30, 2000. Except for deposits for inventory purchases and additions to the reserve for merchant account to accept credit cards, no significant additional deposits are anticipated for these items for fiscal year 2001.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at June 30, 2000 were $310,175, including $68,145 for fiscal 2001.

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

 Item 7. Financial Statements

         The Company's financial statements are contained in pages F-1 through F-17 as follows.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         At a meeting held on September 26, 2000, the Company approved the engagement of Daszkal Bolton Manela Devlin & Co. as independent auditors of the Company for the fiscal year ended June 30, 2000, to replace the firm of London Witte & Company, P.A. ("London Witte"), who upon mutual agreement with the Company were replaced as the Company's auditors effective September 26, 2000.

         The report of London Witte on the Company's financial statements at June 30, 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audit of the Company's financial statements as of June 30, 1999, and in the subsequent interim periods, there were no disagreements with London Witte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of London Witte would have caused London Witte to make reference to the subject matter in their report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Management

Executive Officers and Directors

         The following table sets forth information concerning the Company's executive officers and directors. Members of the Company's Board of Directors are elected at the annual meeting of shareholders, and serve for one year or until their successors are elected and qualify. The Company's debenture holder and convertible preferred stock holders have the right to approve any change of the number of directors of the Company. The Board of Directors elects the Company's officers, and their terms of office are at the discretion of the Board of Directors.

      Name                  Age                   Position
      ----                  ---                   --------
Stephanie McAnly             57          Director and President

Sonny Spoden                 55          Director and Chief Financial Officer

Ms. McAnly has been President and a Director since August 1999. From July 1998 through August 1999, Ms. McAnly held the position of Director of Marketing and Training for 1-800-PARTYSHop, Inc., a multilevel marketing company offering theme party supplies, gifts and accessories. She developed and implemented the 1-800-PARTYSHop, Inc. national training program, wrote the policy and training manuals and served as a seminar instructor nationwide. She was a Master IBA and Corporate Trainer from April 1998 to July 1998 for Premier Plus, Inc., a multilevel marketing company promoting telecommunications products, travel packages and golf equipment. And previously, for the period of October 1995 to April 1998, Ms. McAnly was the Top Money Earner and Corporate Trainer for Strategic Telecom Systems, Inc., a multilevel marketing company promoting telecommunications products. She also served on the Strategic Telecom President's Advisory Board. From June 1985 through April 1996, Ms. McAnly was President of the corporation, The Bear Facts, Inc., a childcare center and preschool educational facility in Desoto County, Florida. Ms. McAnly holds both a B.A. in English from the University of Florida and a B.A. in education from the University of South Florida. On August 19, 1999, the Company entered into a three-year employment contract with Stephanie McAnly.

Mr. Spoden has been Chief Financial Officer and a Director since August 1999. From January 1996 until May 1999, Mr. Spoden was Chief Financial Officer of Easy Access International, Inc., a publicly-owned holding company with subsidiaries engaged in the development, marketing, and distribution of telecommunication products and services. From 1993 until January 1996, Mr. Spoden was an independent business and financial advisor in Boca Raton, Florida. From 1969 until 1993, Mr. Spoden was employed by Ernst & Young LLP, and was a general partner and an accounting and auditing partner for the period 1982 to 1993. During his career with Ernst & Young LLP, Mr. Spoden was based in the Baltimore, Maryland office and the National office in New York City (1978 to 1980 and 1988 to 1993). Mr. Spoden received a B. S. with high honors, and a major in finance, from the University of Maryland in 1969, and has been licensed as a Certified Public Accountant. For the period 1963 to 1967, Mr. Spoden served in the U. S. Navy, primarily with the Naval Security Group in Washington, D.C. On August 19, 1999, the Company entered into a three-year employment contract with Sonny Spoden.

         There are no family relationship between any of the executive officers and directors. Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10%) percent beneficial owners were compiled with during the year ended June 30, 2000.

Item 10. Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by the Company in each of the last two fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

----------------------------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                                             Long Term Compensation
----------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                   Awards             Payouts
----------------------------------------------------------------------------------------------------------------------
                                                              Restricted    Securities
Name and                                       Other Annual   Stock         Underlying
Principle                  Salary    Bonus     Compensation   Award(s)     Options/SARs    LTIP         All Other
Position            Year     ($)       ($)          ($)          ($)            (#)        Payouts     Compensation
----------------------------------------------------------------------------------------------------------------------
Charles B.
Pearlman, (1)       2000      0         0            0            0              0            0             0
----------------------------------------------------------------------------------------------------------------------
Charles B.
Pearlman, (1)       1999      0         0            0            0              0            0             0
----------------------------------------------------------------------------------------------------------------------
Stephanie
McAnly (2)          2000    88,167    10,000         0            0           200,000         0             0
----------------------------------------------------------------------------------------------------------------------

         (1) Mr. Pearlman served as the Company's Chief Executive Officer and a director of the Company from inception in 1995 until August 1999.

         (2) Ms. McAnly serves as the Company's President from August 19, 1999 to present.

----------------------------------------------------------------------------------------------------------------------
                                        Option/SAR Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------------------------
                                                 Individual Grants
----------------------------------------------------------------------------------------------------------------------
                          Number of Securities
                               Underlying         % of Total Options/SARs
                          Options/SARs Granted    Granted to Employees in    Exercise or Base Price      Expiration
Name                               (#)                  Fiscal Year                  ($/Sh)                 Date
----------------------------------------------------------------------------------------------------------------------
Charles B. Pearlman (1)             0                       0%                          0                    0
----------------------------------------------------------------------------------------------------------------------
Stephanie McAnly (2)             33,333                     7%                        2.50             August 19, 2004
----------------------------------------------------------------------------------------------------------------------
Stephanie McAnly (2)             33,333                     7%                        2.50             August 19, 2005
----------------------------------------------------------------------------------------------------------------------






----------------------------------------------------------------------------------------------------------------------
Stephanie McAnly (2)             33,334                     7%                        2.50             August 19, 2006
----------------------------------------------------------------------------------------------------------------------
Stephanie McAnly (2)             50,000                     11%                       2.50              June 30, 2005
----------------------------------------------------------------------------------------------------------------------
Stephanie McAnly (2)             50,000                     11%                       2.50              June 30, 2005
----------------------------------------------------------------------------------------------------------------------

         (1) Mr. Pearlman served as the Company's Chief Executive Officer and a director of the Company from inception in 1995 until August 1999.

         (2) Ms. McAnly serves as the Company's President from August 19, 1999 to present.

------------------------------------------------------------------------------------------------------------------------
                    Aggregate Option/SAR Exercises in Fiscal Year 2000 and FY-End Option/SAR Values
------------------------------------------------------------------------------------------------------------------------
                                                     Number of Securities Underlying         Value of Unexercised
                                                       Unexercised Options/SARs at     In-the-Money Options/SARs at FY
                                                                 FY-End                              End
                                                                   (#)                                ($)
----------------------------------------------------------------------------------------------------------------------
                        Shares
                     Acquired on        Value
       Name          Exercise (#)    Realized ($)    Exercisable      Unexercisable     Exercisable     Unexercisable
----------------------------------------------------------------------------------------------------------------------
Charles B.
Pearlman (1)             0              N/a             N/a               N/a              N/a              N/a
----------------------------------------------------------------------------------------------------------------------
Stephanie McAnly         0               0            33,333            166,667             0                0
----------------------------------------------------------------------------------------------------------------------

         (1) Mr. Pearlman served as the Company's Chief Executive Officer and a director of the Company from inception in 1995 until August 1999.

         (2) Ms. McAnly serves as the Company's President from August 19, 1999 to present.


1997 Stock Option Plan

         The Company's 1997 Stock Option Plan ("Plan") was adopted by the Company's Board of Directors and the holders of a majority of issued and outstanding capital stock on October 1, 1997, effective as of that date. Under the Plan, the Company has reserved an aggregate of 1,000,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"), of which options to acquire an aggregate of 275,000 shares have been granted to Ms. McAnly and Mr. Spoden. The purpose of the Plan is to encourage stock ownership by the Company's officers, directors and key employees, and to give such persons a greater personal interest in the Company's success and an added incentive. The Board of Directors will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

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

         The Plan provides that, if the Company's outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the Plan or subject to unexercised Plan Options and in the purchase price per share under such Plan Options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding Plan Options. In the event of the Company's proposed dissolution or liquidation, a proposed sale of all or substantially all of the Company's assets, a merger or tender offer for the Company's shares of Common Stock, the Board of Directors may declare that each Option granted under this Plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each Eligible Person holding an Option, and each such Eligible Person shall have the right, during the period of 30 days proceeding such termination, to exercise his Option as to all or any part of the shares, including shares of stock as to which such Option would not otherwise be exercisable.

         The Plan provides that the Plan Options granted there under shall be exercisable from time to time in whole or in part, unless otherwise specified in the agreement representing the Plan Options or by the Board of Directors. Each Plan Option may be exercised in whole or in part at any time during the period from the date of the grant until the end of the period covered by the Plan Option period. The Plan provides that, with respect to Incentive Stock Options, the aggregate fair market value (determined as of the time the option is granted) of the shares of Common Stock, with respect to which Incentive Stock Options are first exercisable by any option holder during any calendar year (including all of the Company's incentive stock option plans or any parent or any subsidiary which are qualified under Section 422 of the Internal Revenue Code of 1986) shall not exceed $100,000.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not the Company's employee but is a member of the Board of Directors and his service as a director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination, except options of William Wirch expire the earlier of the expiration date or one year following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of
Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         The Board of Directors may amend, suspend or terminate the Plan at any time. However, no such action may prejudice the rights of any optionee who has prior thereto been granted options under this Plan. Further, no amendment to this Plan which has the effect of (a) increasing the aggregate number of shares subject to the Plan (except for adjustments due to changes in the Company's capitalization), or (b) changing the definition of "Eligible Person" under this Plan, may be effective unless and until approved by the Company's stockholders in the same manner as approval of the Plan was required. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate on October 1, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners and management. As of October 13, 2000, there were 4,785,630 shares of the Company's Common Stock issued and outstanding and there were 221,458 shares of Series A Convertible Preferred Stock issued and outstanding. The following table sets forth, as of the close of business on October 13, 2000, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than five percent of the Company's Common Stock; and (b) the number of shares of the

Company's Common Stock owned by each officer and director, and all officers and directors as a group, together with their respective percentage holdings of such shares. Unless otherwise indicated, the address for each person is 6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487.

Name and                            Amount of                 Percentage
Address of                          Beneficial                of
Beneficial Owner(1)                 Ownership of Stock        Class
--------------------------------------------------------------------------------

Common Stock
------------

Stephanie McAnly(2)                  66,666                   1.4%
Sonny Spoden(3)                      50,000                   1.0%
Nico Pronk, Sr.(4)                  400,000                   8.4%
Beverly Sassoon
   International, LLC(5)            900,000                  18.8%
Nico P. Pronk(6)                    391,875                   8.2%
Noble International
   Investments, Inc(7)              250,000                   5.2%

All Executive Officers
and Directors as a Group
(two people)(2)(3)                  116,666                   2.4%

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

(2) Includes 66,666 shares issuable upon exercise of options granted under the Company's 1997 Stock Option Plan exercisable for five (5) years at an exercise price of $2.50 per share. Does not include 133,334 shares issuable upon exercise of options which vest at a rate of 50,000 options on June 30, 2001, 33,334 options on August 19, 2001, and 50,000 options on June 30, 2002 under the Company's 1997 Stock Option Plan which options will be exercisable for five (5) years at an exercise price equal to $2.50 per share upon vesting.

(3) Includes 50,000 shares issuable upon exercise of options granted under the Company's 1997 Stock Option Plan exercisable for five (5) years at an exercise price of $2.50 per share. Does not include 25,000 shares issuable upon exercise of options which vest at a rate of 25,000 options on August 19, 2001 under the Company's 1997 Stock Option Plan which options will be exercisable for five (5) years at an exercise price equal to $2.50 per share upon vesting. Does not include 60,000 shares under options which may be granted and exercisable for five years at an exercise price equal to the then fair market value of the stock at the date of the grant upon vesting 30,000 shares on August 19, 2001 and 30,000 shares on August 19, 2002.

(4) Includes 21,000 shares issuable upon conversion of a convertible debenture of $105,000. Mr. Pronk's address is Mr. Nico Pronk, Sr., c/o 1801 Clint Moore Road, Suite 110, Boca Raton, Florida 33487.

(5) Beverly Sassoon International, LLC. is a Florida limited liability company whose principal place of business is P.O. Box 267145, Weston, FL 33326-7145. Beverly Sassoon, Elan Sassoon and Paul Lambert are the managing members and control persons of Beverly Sassoon International, LLC. Does not include options to purchase 4,850,000 shares of the Company's Common Stock, issued on August 19, 1999 to the following individuals and entity:

Holder                              No. of Shares Underlying Option
------                              -------------------------------
Beverly Sassoon                             2,250,000
Elan Sassoon                                2,000,000
Capital Distributors, LLC (a)                 600,000


(a) Capital Distributors, LLC is a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon

(6) Includes 200,000 shares issuable upon conversion of 200,000 shares of Series A Convertible Preferred Stock. Mr. Pronk's address is Mr. Nico P. Pronk, c/o Noble Financial International Investments, Inc., 1801 Clint Moore Road, Suite 110, Boca Raton, Florida 33487.

(7) Includes 250,000 shares issuable upon exercise of warrants. Noble International Investments, Inc. address is 1801 Clint Moore Road, Suite 110, Boca Raton, Florida 33487. See Item 12.

(b) Change in control. The Series A Convertible Preferred Stock issued September 27, 2000 entitles each such stockholder to seventy-five (75) votes for each one vote of Common Stock, and with respect to such vote, shall be entitled, notwithstanding any provision hereof, to notice of any shareholders' meeting in accordance with the bylaws of the Company, and shall be entitled to vote together as a single class with holders of Common Stock, with respect to any question or matter upon which holders of Common Stock have the right to vote. The Series A Convertible Preferred Stock also entitles the holders thereof to vote as a separate class. The issuance of the Series A Convertible Preferred Stock resulted in a change in control of the Company to Nico P. Pronk, son of the Company's debenture holder.

Item 12. Certain Relationships and Related Transactions

Exclusive License Agreement - On October 13, 2000, an Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC, was modified to have the royalty terminate August 19, 2001. The royalty payment was also modified to equaling the greater of 2% of gross revenues as defined in the Exclusive License Agreement or $22,750 per month starting October 2000 until such time as the Company reports positive net cash flow from operating activities for three consecutive months. Subsequent to June 30, 2000, the options were modified to be cashless exercisable options and to be exercisable in whole or in part through August 19, 2019. The Company is in negotiations to further modify the royalty payment formula in the Exclusive License Agreement.

Indemnification Agreement - On August 16, 2000, the Company entered into an Indemnification Agreement with Beverly Sassoon, Elan Sassoon, and Capital Distributors, LLC whereby the Company may at its sole discretion under certain circumstances elect to cancel options to purchase up to 750,000 shares of the Company's common stock.

Commissions - Commissions of $95,585 were earned by business associates of the Company who are immediate family members of the Company's president.

Financial advisory and investment banking services - On October 13 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 13 in the accompany financial statement). The agreement provides a monthly consulting fee of $10,000 plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 (subject to adjustment in certain events) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants. Additionally, the agreement provides for payment of a transaction fee equal to 1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000 for any merger, acquisition, strategic partner relationship, etc. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee, subject to a minimum of $25,000, for any joint venture, marketing agreement, licensing agreement, strategic partner agreement, etc., and 1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer;
2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to broker dealers' employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

The term of this agreement is for the three years ending October 12, 2003 and is renewable by mutual consent. This agreement may not be terminated by either party during the first 12 months. If within the first 12 months, the Company completes a financing as a result of which it receives gross proceeds of $1,000,000 or more (the "Initial Financing"), the Company may not terminate this agreement prior to the expiration of the term. If the Company does not complete the Initial Financing, either party may terminate this agreement by giving the other party at least thirty (30) days prior written notice of such termination, at which time the Company shall pay the broker dealer all fees earned and all reasonable expenses incurred.

The agreement provides that the Company agrees to retain the broker dealer on an exclusive basis in connection with a possible transaction, alternate transaction or financing for the term of the agreement.

Item 13.               Exhibits and Reports on Form 8-K

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a)      Exhibits

EXHIBIT NO.         DESCRIPTION

3(i)                Articles of Incorporation, as amended**

3(ii)               By-Laws**

4(i)                Option to Purchase Common Stock held by Beverly Sassoon**

4(ii)               Option to Purchase Common Stock held by Elan Sassoon**

4(iii)              Option to Purchase Common Stock held by Capital
                    Distributors, LLC.**

4(iv)               Form of Convertible Debenture**

10(i) Exclusive License Agreement dated as of August 19, 1999 by and between Beverly Sassoon, Elan Sassoon, Beverly Sassoon International, LLC and International Cosmetics Marketing Co.**

10(ii) Employment Agreement dated as of August 19, 1999 by and between International Cosmetics Marketing Co. and Stephanie McAnly**

10(iii) Employment Agreement dated as of August 19, 1999 by and between International Cosmetics Marketing Co. and Sonny Spoden**

10(iv)              1997 Stock Option Plan**

10(v)               Consulting Agreement between the Company and Viking Holding
                    Company**

10(vi)              Consulting Agreement between the Company and Hatteras
                    Investment Company**

10(vii)             Office Lease between International Cosmetics Marketing Co.
                    and Brookwood Meridian Partners Ltd. dated September 9,
                    1999**

10(viii) Employment Agreement dated as of February 13, 2000 by and between International Cosmetics Marketing Co. and William Wirch**

10(ix) Amendment to Employment Agreement dated as of June 30, 2000 by and between International Cosmetics Marketing Co. and Stephanie McAnly.*

10(x) Consulting Agreement dated as of October 13, 2000 by and between International Cosmetics Marketing Co. and Noble International Investments, Inc.*

27(i)               Financial Data Schedule for the year ended June 30, 2000*

**Previously filed
*  Filed herewith

         (b)      Reports on Form 8-K

         Current Report on Form 8-K. A Current Report on Form 8-K was filed on April 13, 2000 regarding the resignation of William Wirch as Chief Operating Officer and Director as of March 31, 2000.

         Current Report on Form 8-K. A current Report on Form 8-K was filed on October 2, 2000, regarding the changes in registrant's certifying accountant as of September 26, 2000.

         Current Report on Form 8-K. A current report on Form 8-K was filed on October 6, 2000, regarding the Company entering into a stock purchase agreement on September 27, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, International Cosmetics Marketing Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     International Cosmetics Marketing Co.

                                     By:  /s/ Stephanie McAnly
                                          -------------------------------------
                                          Stephanie McAnly, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                        Date
         ---------                                  -------                       ------
/s/ Stephanie McAnly                Director and President                   October 20, 2000
-------------------------------
Stephanie McAnly

/s/ Sonny Spoden                    Director, Chief Financial Officer
--------------------------------      and Principal Accounting Officer       October 20, 2000
Sonny Spoden

                       DASZKAL BOLTON MANELA DEVLIN & CO.

                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                    OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders
International Cosmetics Marketing Co.


We have audited the accompanying balance sheet of International Cosmetics Marketing Co. as of June 30, 2000, and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Cosmetics Marketing Co. as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a significant loss from operations for the year ending June 30, 2000. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ DASZKAL BOLTON MANELA DEVLIN & CO.
                                         -------------------------------------

Boca Raton, Florida
October 12, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
INTERNATIONAL COSMETICS MARKETING CO.


We have audited the accompanying balance sheet of International Cosmetics Marketing Co. (which at the time was a development stage company) as of June 30, 1999 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998 and the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Cosmetics Marketing Co. as of June 30, 1999 and the results of its operations, changes in stockholders' equity, and cash flows for the year ended December 31,1998 and the six months ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.




LONDON WITTE & COMPANY, P.A.
Certified Public Accountants

February 22, 2000, except for the year ended December 31, 1998, as to which the date is September 1, 1999.

                     International Cosmetics Marketing Co.

                                 Balance Sheets

                                                                      June 30,            June 30,
                                                                       2000                1999
                                                                   -----------          -----------
    ASSETS

Current Assets:
    Cash                                                           $     4,739          $       450
    Receivables - credit cards and bank drafts                          58,351
    Inventory, net                                                     499,617
    Prepaid expenses and other current assets                           79,654
    Deferred offering cost                                                  --                9,340
                                                                   -----------          -----------

                Total current assets                                   642,361                9,790

Office furniture and equipment, net                                     96,200                   --
License agreement less accumulated amortization of $11,589             210,912                   --
Deposits                                                               126,899                   --
                                                                   -----------          -----------

                Total assets                                       $ 1,076,372          $     9,790
                                                                   ===========          ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $   617,116          $     9,340
    Accrued liabilities                                                117,687
    Advances payable to stockholders                                   100,417                   --
    Payable to licensors                                                42,000                   --
                                                                   -----------          -----------

                Total current liabilities                              877,220                9,340

Convertible debentures - stockholder                                   105,000                   --

Stockholders' equity:
    Preferred Stock, $.001 par value, 5,000,000
     shares authorized; no shares issued                                    --                   --
    Common stock, $.001 par value, 25,000,000
     shares authorized; 5,145,730 and 7,450,000 shares
     issued and outstanding                                              5,146                7,450
    Additional paid-in capital                                       2,046,257                1,116
    Accumulated deficit                                             (1,957,251)              (8,116)
                                                                   -----------          -----------

                Total stockholders' equity                              94,152                  450
                                                                   -----------          -----------

                Total liabilities and stockholders' equity         $ 1,076,372          $     9,790
                                                                   ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                            Statements of Operations

                                                             Year                 Year             Six Months           Six Months
                                                             Ended               Ended               Ended                Ended
                                                           June 30,           December 31,          June 30,             June 30,
                                                             2000                1998                 1999                1998
                                                         -----------          -----------          -----------          -----------
Net sales                                                $ 1,955,710          $        --          $        --          $        --

Cost of sales (including provision of                             --                   --                   --
$319,974 for inventory obsolescence)                       1,155,273                   --                   --                   --
                                                         -----------          -----------          -----------          -----------

Gross profit                                                 800,437                   --                   --                   --

Operating expenses:
    Commissions                                              590,474                   --                   --                   --
    Royalty                                                  250,000                   --                   --                   --
    Selling, general and administrative                    1,957,959                  170                  150                  150
                                                         -----------          -----------          -----------          -----------

Total operating expenses                                   2,798,433                  170                  150                  150
                                                         -----------          -----------          -----------          -----------

Operating loss                                            (1,997,996)                (170)                (150)                (150)
                                                         -----------          -----------          -----------          -----------

Other Income

     Forgiveness of debt                                      51,000                   --                   --                   --
     Interest expense                                         (4,976)
     Other                                                     2,837                   --                   --                   --
                                                         -----------          -----------          -----------          -----------
                                                              48,861                                                             --

Provision for income taxes                                        --                   --                   --                   --
                                                         -----------          -----------          -----------          -----------

Net loss                                                 $(1,949,135)         $      (170)         $      (150)         $      (150)
                                                         ===========          ===========          ===========          ===========

Net loss per share:
    Basic                                                $     (0.39)         $     (0.00)         $     (0.00)         $     (0.00)
    Diluted                                              $     (0.39)         $     (0.00)         $     (0.00)         $     (0.00)
Weighted average common shares outstanding:

    Basic                                                  5,096,822            7,441,600            7,450,000            7,431,200
    Diluted                                                5,096,822            7,441,600            7,450,000            7,431,200




   The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                 Statements of Changes in Stockholders' Equity

                                                                                   Additional                        Total
                                                                     Common          Paid-in      Accumulated     Stockholders'
                                                     Shares          Stock          Capital         Deficit          Equity
                                                  -----------     -----------     -----------    -----------     -------------
Balances at December 31, 1997                       7,431,200     $     7,432     $       364    $    (7,796)      $        --

     Issuance of stock                                 10,400              10             250                              260

     Contribution of capital                                                              150                              150

     Net Loss                                                                                           (170)             (170)
                                                  -----------     -----------     -----------    -----------     -------------

Balances at June 30, 1998                           7,441,600           7,442             764         (7,966)              240

     Net Loss
                                                  -----------     -----------     -----------    -----------     -------------

Balances at December 31, 1998                       7,441,600           7,442             764         (7,966)              240

     Issuance of stock                                  8,400               8             202                              210

     Contribution of capital                                                              150                              150

     Net Loss                                                                            (150)                            (150)
                                                  -----------     -----------     -----------    -----------     -------------

Balances at June 30, 1999                           7,450,000           7,450           1,116         (8,116)              450

    Cancellation of  shares at par value           (4,000,000)         (4,000)          4,000                               --

    Stock issued to licensor                          900,000             900          21,600                           22,500

    Stock issued for legal services                    28,200              28           9,972                           10,000

    Stock issued for consulting services              400,000             400           9,600                           10,000

    Cancellation of shares at par value               (18,800)            (19)             19                                0

    Stock issued for distributor services               7,330               7          36,643                           36,650

    Options issued for public relations services                                       26,650                           26,650

    Conversion of debentures                          379,000             379       1,894,621                        1,895,000

    Options issued to certain licensors                                                42,037                           42,037

    Net Loss                                                                                      (1,949,135)       (1,949,135)
                                                  -----------     -----------     -----------    -----------     -------------

Balances at June 30, 2000                           5,145,730     $     5,146     $ 2,046,257    $(1,957,251)    $      94,152
                                                  ===========     ===========     ===========    ===========     =============


   The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                            Statements of Cash Flows

                                                                           Year             Year        Six Months     Six Months
                                                                          Ended            Ended         Ended           Ended
                                                                         June 30,       December 31,    June 30,        June 30,
                                                                           2000            1998           1999           1998
                                                                        -----------    -----------    -----------    -----------
Cash Flows From Operating Activities:
    Net loss                                                            $(1,949,135)   $      (170)   $      (150)   $      (150)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                 17,143             --             --             --
        Loss on disposal of equipment                                         1,247             --             --             --
        License amortization expense                                         11,589             --             --             --
        Consulting expenses                                                   7,916             --             --             --
        Provision for inventory obsolescence                                319,977             --             --             --
         Legal expense - stock issued                                        10,000             --             --             --
        Distributor expenses - stock issued                                  36,650             --             --             --
        Public relations expenses - options issued                           26,650             --             --             --
        Options issued to certain licensors                                  42,037             --             --             --
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts                   (58,351)            --             --             --
            Inventory                                                      (819,594)            --             --             --
            Prepaid expenses and other current assets                       (77,570)            --             --             --
            Deposits for services                                          (126,899)            --             --             --
            Deferred offering costs                                           9,340             --         (9,490)            --
            Accounts payable                                                607,775             --          9,490             --
            Accrued liabilities                                             117,687             --             --             --
            Payable to licensors                                             42,000             --             --             --
                                                                        -----------    -----------    -----------    -----------

                Net cash used in operating activities                    (1,781,538)          (170)          (150)          (150)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                             (114,590)            --             --             --
    Exclusive license agreement                                            (200,000)            --             --             --
                                                                        -----------    -----------    -----------    -----------

                Net cash used in investing activities                      (314,590)            --             --             --

Cash Flows from Financing Activities:
    Proceeds from convertible debentures                                  2,000,000             --             --             --
    Proceeds from advances payable to stockholders                          100,417             --             --             --
    Contribution of capital                                                      --            150            150            150
    Sale of common stock                                                         --            260            210             --
                                                                        -----------    -----------    -----------    -----------

                Net cash provided by financing activities                 2,100,417            410            360            150

                Net increase in cash                                          4,289            240            210             --

Cash, beginning of period                                                       450             --            240             --
                                                                        -----------    -----------    -----------    -----------

Cash, end of period                                                     $     4,739    $       240    $       450    $        --
                                                                        ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                            Statements of Cash Flows

                                                                 Year            Year           Six Months           Six Months
                                                                Ended            Ended             Ended                Ended
                                                               June 30,       December 31,        June 30,             June 30,
                                                                2000             1998               1999                 1998
                                                            ------------     --------------    ------------         ------------
Supplemental disclosure of cash flow information:

    Interest paid during the year                                 --              --                  --                  --
    Income taxes paid during the year                             --              --                  --                  --


Supplemental Disclosure of Noncash Investing and Financing Activities for the year ended June 30, 2000:
      4,000,000 shares cancelled at par value
      900,000 shares issued of stock issued in acquisition of license agreement valued at $22,500
      28,200 shares of stock issued for legal services valued at $10,000 400,000 shares of stock issued conditionally for consulting services valued at $10,000
      18,800 shares of stock cancelled at par value
      7,330 shares of stock issued for distributor services at $5.00 per share 5,000 options issued for public relations services at $5.50 per share 379,000 shares issued for conversion of debentures at $5.00 per share Options issued to certain licensors valued at $42,037

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS



1.  THE COMPANY

International Cosmetics Marketing Co. (the "Company"), d/b/a Beverly Sassoon & Co., is a direct sales company distributing skin care and nutritional products through a multi level marketing network in the United States. The Company was in the development stage from its inception and commenced operations in December 1999.

In August 1999, the Company changed its name from CindyCo, Inc. to International Cosmetics Marketing Co. On November 29, 1999, the Board of Directors retroactively approved a change in the Company's fiscal year end from December 31 to June 30.

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change in the near term include reserves for excess and obsolete inventory, product returns, and credit card charge backs.

Revenue Recognition -- The Company recognizes revenue at the time the product is shipped to the Company's independent business associates.

Product Returns and Credit Card Charge Backs -- Accruals for product returns and for credit card charge backs are based on industry experience and the Company's limited experience to date.

Inventories - Inventories are recorded at the lower of cost or market. Cost is determined by the average method while market is determined by replacement cost for raw materials and net realizable value for finished goods. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

Property and Equipment - Property and equipment are recorded on the basis of historical cost. Depreciation of equipment is computed using the straight-line method over the assets' estimated useful lives, ranging from 3 years to 5 years. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Intangible Assets - Intangible assets include a license agreement that was acquired with cash and common stock. The license agreement is being amortized on the straight-line basis over 16 years.

Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting of Stock Based Compensation," which is effective for the accompanying financial statements of the Company. SFAS 123 requires extended disclosures of stock based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to apply Accounting Principles Board Opinion No. 25 (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company accounts for its stock based compensation awards to employees under the provisions of APB 25, and will disclose the required pro forma effect on net income and earnings per share at such time as options are granted.

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements - The Financial Accounting Standards Board has recently issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by APB 25. The new rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions. The Company is considering the effects these changes make and will implement any changes to its plans as deemed appropriate.

3.  GOING CONCERN

The Company commenced operations in December 1999, and had only $1,955,710 of revenue through June 30, 2000. As reflected in the accompanying financial statements, the Company has incurred a significant net loss for the year ended June 30, 2000 and reflects an accumulated deficit of $1,957,251 through June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan with regard to this matter encompasses restructuring operations, introducing new products, improving gross profit margins, and reducing overhead. Subsequent to June 30, 2000, the Company issued convertible preferred stock for cash and settlement of liabilities aggregating $553,645 (see
Note 13). The Company plans to attempt to raise additional funding in the fourth quarter of 2000.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, accounts payable and accrued expenses.

The Company maintains its cash in demand deposit accounts which, at times may exceed the Federal Deposit Insurance Corporation limits. These balances are maintained with a high quality institution and the Company has not experienced any losses in such accounts.

The Company's accounts receivable are primarily receivables for credit card collections by financial institutions with which the Company has credit card merchant accounts. The Company's exposure to losses on receivables is minimal since the validity of credit card charges is verified when a customer places an order.

The Company has purchased its skin care and nutritional products from one supplier. This supplier has purchased the content of these products from two other suppliers. The Company has experienced various operational disputes with its primary supplier, has terminated its relationship with the supplier subsequent to June 30, 2000, and has withheld payments due of approximately $25,000. The Company has established relationships in principal with other suppliers and expects to be placing orders for inventory in the fourth quarter of 2000.

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS


5.  INVENTORIES

Inventories consist of the following:





Finished goods, net of reserve of $319,977 for excess
quantities and obsolescence                                             $400,837
Raw material, principally bottles and containers                          98,780
                                                                        --------
                                                                        $499,617
                                                                        ========
6.  PROPERTY AND EQUIPMENT
                                                 Estimated
                                                 Useful Life
                                                    Year                Amount
                                                 -----------          ----------
Office equipment                                     3                  $ 59,599
Office furniture                                     5                    43,103
Leasehold improvements                               4                    10,400
                                                                        --------
                                                                         113,102

Less accumulated depreciation and amortization                            16,902
                                                                        --------
                                                                        $ 96,200
                                                                        ========
7.  COMMITMENTS AND CONTINGENCIES

Exclusive License Agreement - On August 19, 1999, the Company entered into an Exclusive License Agreement with Beverly Sassoon International, LLC (a Florida limited liability company), Ms. Beverly Sassoon and Mr. Elan Sassoon. The agreement granted the Company the following rights: 1) an exclusive license to utilize Ms. Sassoon's name and likeness with the manufacturing, promotion and sale of certain products, 2) an exclusive license to utilize Mr. Sassoon's name and likeness with the manufacturing, promotion and sale of certain products, 3) an exclusive, worldwide license to manufacture, market and distribute certain skin care products developed by Beverly Sassoon International, LLC, and 4) upon the expiration of certain existing licenses granted by Ms. Sassoon to third parties related to the use of her name and likeness in the marketing and promotion of pet care and slimming products, the exclusive license to utilize Ms. Sassoon's name and likeness with regards to these types of products. The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

The Company will retain full control over the manufacturing, development and marketing of the Company's products. Also, Ms. Sassoon and Mr. Sassoon, through Beverly Sassoon International, LLC will consult with the Company in connection with product development and marketing. As consideration for the rights granted under this agreement, Beverly Sassoon International, LLC was to be paid $200,000, including $50,000 for certain expenses, over a period of time and was issued 900,000 shares of the Company's common stock.

The Company pays Beverly Sassoon International, LLC royalty payments equal to the greater of 2% of gross revenues from sales of any products that are marketed or distributed under the terms of the Exclusive License Agreement, or $25,000 per month. These royalty payments will end if Beverly Sassoon, Elan Sassoon and/or Capital Distributors, LLC, a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon exercise certain options to purchase 4,850,000 shares of the Company's common stock (see Note 10).

On October 13, 2000, the Exclusive License Agreement was modified to have the royalty terminate August 19, 2001. The royalty payment was also modified to equaling the greater of 2% of gross revenues as defined in the Exclusive License Agreement or $22,750 per month starting October 2000 until such time as the Company reports positive net cash flow from operating activities for three consecutive months. Royalties payable of $8,250 and other payables of $16,500 were forgiven by licensors as part of the modification to the Exclusive License Agreement. On October 13, 2000, the options were modified to be cashless exercisable options and to be exercisable in whole or in part through August 19, 2019. In connection with the Company's modification of the Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC, including modification of certain terms of options granted to Beverly Sassoon, Elan Sassoon and Capital Distributors, LLC, on October 13, 2000, the estimated value of the options using the Black-Scholes option-pricing model is approximately $19,000,000. Accordingly, the Company expects a material non-cash charge to operations in 2001.

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS

7.  COMMITMENTS AND CONTINGENCIES (continued)

The Company is in negotiations to further modify the royalty payment formula in the Exclusive License Agreement.

As of June 30, 2000, $42,000 owed under the Exclusive License Agreement was payable to the licensors.

Order Fulfillment Agreement - The Company has an Order Fulfillment Agreement expiring December 9, 2002 that obligates the Company for a minimum monthly service fee of $5,000.

Leases - The Company has certain non-cancelable operating leases for office space and office equipment. Rent expense was $56,195 for the year ending June 30, 2000. Future minimum lease commitments under these leases at June 30, 2000 are as follows:

Fiscal years ending June 30,
2001                                                               $ 68,145
2002                                                                 70,645
2003                                                                 72,357
2004                                                                 73,159
2005                                                                 25,869
                                                                   --------
Total minimum lease payment                                        $310,175
                                                                   ========

Employment Contracts - On August 19, 1999, the Company entered into employment contracts with its President and Chief Financial Officer for three years for annual base compensation aggregating $192,000.

Contingencies - The Company is subject to governmental regulations pertaining to product formulation, labeling and packaging, product claims and advertising and to the Company's direct selling system. Any assertion or determination that either the Company, or the Company's independent business associates, is not in compliance with existing statutes, laws, rules, or regulations could potentially have a material adverse effect on the Company's operations. Additionally, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance, in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

8.  RELATED PARTIES

During the year ended June 30, 2000, the Company received advances from three stockholders or affiliates of the stockholders aggregating $100,417. Subsequent to June 30, 2000, one of these advances for $45,000 was converted into the Company's common stock at $2.50 per share. Subsequent to June 30, 2000, an advance of $40,000 was converted into convertible preferred stock (see Note 13).

Effective June 30, 2000, a verbal consulting agreement with a stockholder and a related business associate were terminated. Consulting fees of $34,000 and commissions of $7,433 were paid under these agreements in the year ending June 30, 2000. Subsequent to June 30, 2000, liabilities aggregating $54,749 under these agreements were converted to 39,900 shares of the Company's common stock at $2.50 per share and consulting fees payable of $51,000 were forgiven effective June 30, 2000. In the year ended June 30, 2000, a supplier to the Company paid a royalty of $47,877 to a company whose president is a stockholder of the Company.

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS

8.  RELATED PARTIES (continued)

Subsequent to June 30, 2000, consulting agreements with Hatteras Investment Company and Viking Holding Company, companies affiliated with a stockholder, were terminated. The 400,000 shares of the Company's common stock conditionally issued to these entities in the year ending June 30, 2000 were returned to the Company and cancelled in September 2000.

Commissions of $95,585 were paid to business associates of the Company who are immediate family members of the Company's president. Commissions of $10,925 were paid to Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon. Legal fees of $64,564 were incurred with a law firm who is a stockholder of the Company. Subsequent to June 30, 2000, $13,645 of these fees were converted to convertible preferred stock (see Note 13).

Subsequent to June 30, 2000, the Company entered into a consulting agreement for financial advisory and investment-banking services with an NASD broker dealer as summarized in Note 14. The Company's primary convertible preferred shareholder (see Note 13) is a stockholder and president of the broker dealer.

9.  INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets for temporary differences, operating loss carry-forwards, and tax credit carry-forwards.

A temporary difference is a difference between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the asset is recovered or the liability is settled. Deferred taxes represent the future tax return consequences of these differences.

The Company has not recognized any benefit of such net operating loss carry-forwards in the accompanying financial statements in accordance with the provisions of SFAS No. 109 as the realization of this deferred tax benefit is not more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax assets.

The provision (benefit) for federal and state income taxes for the periods prior to the year ending June 30, 2000 were nil and for the year ended June 30, 2000 was as follows:

Current:
         Federal                                                $        --
         State                                                           --
                                                                 ----------
                                                                         --

Deferred:
         Federal                                                   (579,996)
         State                                                     (102,676)
                                                                 ----------
                                                                   (682,672)

Valuation allowance                                                 682,672
                                                                 ----------

Total provision (benefit) for income taxes                      $        --
                                                                ===========

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U. S. federal income tax rate to income before income taxes for the year ended June 30, 2000 is as follows:

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS

9.  INCOME TAXES (continued)

Federal net operating loss                              $(430,998)
State net operating loss                                  (76,359)
Inventory valuations                                     (169,292)
Other                                                      (6,023)
                                                        ---------
                                                         (682,672)

Valuation allowance                                       682,672
                                                        ---------

Provision (benefit) for income taxes                    $      --
                                                        =========

As of June 30, 2000, the Company's net operating loss carry-forward of $1,267,000 will expire principally in 2015.

10.  STOCK OPTIONS

The Company has a stock option entitled the 1997 Stock Option Plan under which 1,000,000 shares of common stock have been reserved for issuance pursuant to options granted under the plan. The Plan provides for the award of options, which may be either incentive stock options (ISO's) within the meaning of the Internal Revenue Code or non-qualified options (NQO's), which are not subject to special tax treatment. The Plan is administered by the board of directors or a committee appointed by the board (the Administrator). Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the dates on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

The exercise price for ISO's cannot be less than the fair market value of the stock subject to the option on the grant date. The exercise price of a NQO shall be fixed by the Administrator at whatever price the Administrator may determine in good faith. All options issued under the Plan for the year ended June 30, 2000 are exercisable at $2.50 per share. Options under the Plan generally vest over 3 years and are generally exercisable over 5 years while the individual is an employee, or ordinarily within one month following termination of employment.

In addition to options issued under the 1997 Stock Option Plan, the Company has issued additional options as follows:

         On August 19, 1999, Beverly Sassoon, Elan Sassoon and/or Capital Distributors, LLC, a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon were granted options to purchase 4,850,000 shares of the Company's common stock. The options are exercisable at $.001 per share for a period of two years commencing on the earlier of August 19, 2001 or the 18th month anniversary of the date the Company's securities are first traded on the Nasdaq Stock Market, Inc. or another national exchange in the following quantities:
         1) 2,250,000 shares for Beverly Sassoon, 2) 2,000,000 shares for Elan Sassoon, and 3) 600,000 shares for Capital Distributors, LLC. The Company recognized expense of $42,037 relating to these options in the year ended June 30, 2000. Subsequent to June 30, 2000, the options were modified to be cashless exercisable options and to be exercisable in whole or in part through August 19, 2019. Subsequent to June 30, 2000, the Company also entered into an Indemnification Agreement with Beverly Sassoon, Elan Sassoon, and Capital Distributors, LLC whereby the Company may at its sole discretion under certain circumstances elect to cancel options to purchase up to 750,000 shares of the Company's common stock.

         In May 2000, the Company entered into an agreement with its public relations firm to grant options for 5,000 shares of the Company's common stock for each placement in a national publication or on national radio and for 10,000 shares for each placement on national television. The agreement provides that the options are exercisable at $5.00 per share for one year from the date of grant. The Company

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS

10.  STOCK OPTIONS (continued)

         granted options for 5,000 shares under this agreement that were unexercised as of June 30, 2000. The Company recognized advertising expense of $26,650 in the year ending June 30, 2000.

A summary of the Company's stock options activity is as follows:

Options outstanding at June 30, 1999

                                                                                     Weighted Average
                                                        Number of Shares             Exercised  Price
                                                        ----------------             ----------------
    Options granted                                            5,320,334                         $.22
    Options exercised                                                 --                           --
    Options forfeited                                          (100,000)                         2.50
                                                               ---------                         ----
    Options outstanding at June 30, 2000                      $5,220,334                         $.18
                                                              ==========                         ====


Options outstanding at June 30, 1999

                                                  Weighted-Average
    Range of Exercise              Number                Remaining          Weighted-Average
    Price                       Outstanding       Contractual Life            Exercise Price
    -----------------          -------------      ----------------          ----------------
    $.001 to 2.49                 4,850,000                    3.0                     $.001
     2.49 to 5                      370,334                    5.1                      2.53
    -----------                   ---------                    ---                      ----
    $.001 to 5                    5,220,334                    3.2                     $ .18
                                  ========                     ===                     =====

Options Exercisable at June 30, 1999
    Number Exercisable at June 30, 1999          Weighted-Average Exercise Price
    -----------------------------------          -------------------------------
    119,443                                                                $2.50
    =======                                                                =====


Additionally, an officer of the Company may also be granted an additional 60,000 options to purchase, subject to certain restrictions, shares of the Company's common stock at fair market value at the date of grant.

SFAS 123 requires "as adjusted" information regarding net income (loss) and net income (loss) per share to be disclosed. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended June 30, 2000.

         Expected dividend yield                                       0.0%
         Calculated volatility                                         4.28
         Risk-free interest rate                                       5.85%
         Expected life of the options in years                         3.00

The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosure. The net income (loss) per share "as adjusted" for the effects of SFAS 123 is not indicative of the effects on reported net income (loss) for future years. The Company's reported "as adjusted" information for the year ended June 30, 2000 is as follows:

         Net loss                                                   $1,949,135
         As adjusted                                                $1,977,779
         Net loss per share as reported - basic                     $     (.39)
         Net loss per share as adjusted - basic                     $     (.39)

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS


11.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement on Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2000. Since the reported fair values of financial instruments are based on a variety of factors that may not represent actual values that could have been realized as of June 30, 2000 or that will be realized in the future.

The respective carrying value of certain on-balance sheet financial instruments (cash, accounts receivable, accounts payable and accrued expenses) approximated their fair values. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the long-term 0% convertible debentures payable of $105,000, based on current market interest rates, is estimated to be $118,000.

12.  CONVERTIBLE DEBENTURES - STOCKHOLDER

During the year ended June 30, 2000, the Company issued 0% convertible debentures to an individual aggregating $2,000,000. In June 2000, the debenture holder converted $1,895,000 of the debentures to 379,000 shares of the Company's common stock at $5.00 per share. If the outstanding debenture of $105,000 at June 30, 2000 is not converted by the debenture holder or paid by the Company on or before October 26, 2002, the debenture shall be automatically converted. The debenture provides for adjustment of the conversion price for any stock splits, stock dividends, corporate reorganizations and certain other corporate transactions and issuance of securities.

Similar to the restrictive provisions of the convertible preferred stock discussed in Note 13, the debentures contain restrictive provisions that significantly limit the authority of the officers and the Board of Directors of the Company.

13.  ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND CHANGE IN CONTROL OF THE
     COMPANY

On September 27, 2000, the Company entered into a stock purchase agreement with related parties to issue 221,458 shares of Series A Convertible Preferred Stock at a stated value of $2.50 per share. The preferred stock has a liquidation preference of $2.50 per share. For 200,000 of the shares, the Company received $500,000 ($100,000 of which was received in the period August 16 through September 1, 2000) from a son of the debenture holder (see Note 12). An advance payable of $40,000 at June 30, 2000 was converted for 16,000 of the shares and legal fees payable of $13,645 were converted for 5,458 of the shares. This preferred stock is convertible into the Company's common stock at $2.50 per share. The stock purchase agreement provides for adjustment of the conversion price for any stock splits, stock dividends, corporate reorganizations and certain other corporate transactions and issuance of securities. The stock purchase agreement provides the purchasers of the preferred stock certain registration rights. The preferred stock includes no dividend.

The preferred stock entitles each such stockholder to seventy-five (75) votes for each one (1) vote of Common Stock, and shall be entitled to vote together as a single class with holders of Common Stock, with respect to any question or matter upon which holders of Common Stock have the right to vote. The preferred stock also entitles the holders thereof to vote as a separate class.

The stock purchase agreement also requires the Company to obtain the written approval of the holders of at least a majority of the voting power of the outstanding shares of preferred stock for the following: 1) sell, convey, or otherwise dispose of or encumber all or substantially all of its

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS

13. ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND CHANGE IN CONTROL OF THE COMPANY (continued)

property or business or merge into or consolidate with any other corporation or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is transferred or disposed of, 2) alter or change the rights, preferences or privileges of the preferred stock, 3) increase or decrease the total number of authorized shares of the preferred stock, 4) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or similar to, the preferred stock, 5) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any security of the Company, 6) amend the Company's Articles of Incorporation or bylaws, 7) change the authorized number of directors of the Company's board of directors, 8) declare, order or pay any dividends on any class of securities, 9) adjust the salary of executive officers, directors, executive level independent contractors and key employees of the Company, 10) make any capital expenditures in excess of $15,000, 11) issue new shares of capital, 12) enter into or approve any agreement or contract for the purchase of goods, services or other items between the Company, a shareholder or a member of shareholder's immediate family, or 13) make any commission payment to any independent business associate in excess of $15,000.

The preferred stock is not redeemable without the prior express written consent of the holders of a majority of the voting power of all then outstanding shares of the preferred stock. Notwithstanding the foregoing, in the event the holders of the preferred stock have not converted with preferred stock into common stock of the Company by September 30, 2005, the Company shall have the option to redeem the preferred stock at a price of $7.50 per share.

14.  FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING CONTRACT

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 13). The agreement provides a monthly consulting fee of $10,000 plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 (subject to adjustment in certain events) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants. Additionally, the agreement provides for payment of a transaction fee equal to 1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000 for any merger, acquisition, strategic partner relationship, etc. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee, subject to a minimum of $25,000, for any joint venture, marketing agreement, licensing agreement , strategic partner agreement, etc., and 1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer; 2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to broker dealers' employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer

INTERNATIONAL COSMETICS MARKETING CO.
NOTES TO FINANCIAL STATEMENTS

14. FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING CONTRACT (continued)

acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

The term of this agreement is for the three years ending October 12, 2003 and is renewable by mutual consent. This agreement may not be terminated by either party during the first 12 months. If within the first 12 months, the Company completes a financing as a result of which it receives gross proceeds of $1,000,000 or more (the "Initial Financing"), the Company may not terminate this agreement prior to the expiration of the term. If the Company does not complete the Initial Financing, either party may terminate this agreement by giving the other party at least thirty (30) days prior written notice of such termination, at which time the Company shall pay the broker dealer all fees earned and all reasonable expenses incurred.

The agreement provides that the Company agrees to retain the broker dealer on an exclusive basis in connection with a possible transaction, alternate transaction or financing for the term of the agreement.