Form 10QSB
period 2000-09-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2000-11-14
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                -------------------------------------------------

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

                                   YES  X   NO
                                       ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date As of November 10, 2000, 4,785,630 shares of Common Stock are issued and outstanding.

                      INTERNATIONAL COSMETICS MARKETING CO.
              Form 10-QSB for the quarter ended September 30, 2000


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
----------------------------------------------------

                                     Part I

Balance Sheets as of September 30, 2000 and June 30, 2000                  1
Statements of Operations for the three months ended                        2
    September 30, 2000 and 1999
Statements of Changes in Stockholder's Equity for the three months         3
    ended September 30, 2000
Statements of Cash Flows for the three months ended                        4
    September 30, 2000 and 1999
Notes to Financial Statements                                              6
Management's Discussion and Analysis of Financial Condition               12
    and Results of Operations

                                     Part II

Legal Proceedings                                                         16
Changes in Securities and Use of Proceeds                                 16
Defaults upon Senior Securities                                           16
Submissions of Matters to a Vote of Security Holders                      16
Other Information                                                         16
Exhibits and Reports on Form 8-K                                          16
Signatures                                                                17

                          Part I. Financial Information

Item 1.  Financial Statements



osmetics Marketing Co.

                                 Balance Sheets
                   As of September 30, 2000 and June 30, 2000
                                  (Unaudited)

                                                                                       September 30,                June 30,
                                                                                           2000                       2000
                                                                                       -----------                -----------
                                  ASSETS
Current Assets:
    Cash                                                                               $   439,763                $     4,739
    Receivables - credit cards and bank drafts                                              49,177                     58,351
    Inventory, net                                                                         334,250                    499,617
    Prepaid expenses and other current assets                                               41,028                     79,654
                                                                                       -----------                -----------
                Total current assets                                                       864,218                    642,361

Office furniture and equipment, net                                                         88,254                     96,200
License agreement, net                                                                     207,435                    210,912
Deposits                                                                                   126,899                    126,899
                                                                                       -----------                -----------
                Total assets                                                           $ 1,286,806                $ 1,076,372
                                                                                       ===========                ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $   584,600                $   617,116
    Accrued liabilities                                                                     95,674                    117,687
    Advances payable to related parties                                                     15,417                    100,417
    Payable to licensors                                                                    18,750                     42,000
                                                                                       -----------                -----------
                Total current liabilities                                                  714,441                    877,220

Convertible debentures - stockholder                                                       105,000                    105,000

Stockholders' equity:
    Preferred Stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                                  221                         --
    Common stock, $.001 par value, 25,000,000
     shares authorized; 4,785,630 and 5,145,730 shares
      issued and outstanding                                                                 4,785                      5,146
    Additional paid-in capital                                                           2,711,916                  2,046,257
    Accumulated deficit                                                                 (2,249,557)                (1,957,251)
                                                                                       -----------                -----------
                Total stockholders' equity                                                 467,365                     94,152
                                                                                       -----------                -----------
                Total liabilities and stockholders' equity                             $ 1,286,806                $ 1,076,372
                                                                                       ===========                ===========

The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                            Statements of Operations
                                  (Unaudited)

                                                          Three Months               Three Months
                                                              Ended                     Ended
                                                          September 30,              September 30,
                                                              2000                      1999
                                                          -----------                -----------
Net sales                                                 $   699,021                $        --

Cost of sales                                                (256,549)                        --
                                                          -----------                -----------
Gross profit                                                  442,472                         --

Operating expenses:
    Commissions                                               281,499                         --
    Royalty                                                    75,000                     25,000
    Selling, general and administrative                       403,474                    143,813
                                                          -----------                -----------

Total operating expenses                                      759,973                    168,813
                                                          -----------                -----------
Operating loss                                               (317,501)                  (168,813)
                                                          -----------                -----------
Other Income
     Interest expense                                          (1,280)
     Forgiveness of debt                                       26,475                         --
                                                          -----------                -----------
                                                               25,195                         --
 Provision for income taxes                                        --                         --
                                                          -----------                -----------

Net loss                                                  $  (292,306)               $  (168,813)
                                                          ===========                ===========
Net loss per share:
    Basic                                                 $     (0.06)               $     (0.03)
    Diluted                                               $        --                $        --
Weighted average common
   shares outstanding:
    Basic                                                   4,749,208                  6,093,785
    Diluted                                                 4,749,208                  8,332,246



The accompanying notes are an integral part of these financial statements.

                    International Cosmetics Marketing Co.

                  Statement of Changes in Stockholders' Equity
                 For The Three Months Ended September 30, 2000
                                  (Unaudited)

                                      Preferred                  Common                  Additional                    Total
                                        Stock     Preferred      Stock         Common     Paid-in     Accumulated   Stockholders'
                                        Shares       Stock       Shares        Stock      Capital       Deficit        Equity
                                      --------     -------     ---------      -------   -----------  ------------     ---------
Balances at June 30, 2000                    --    $   --      5,145,730      $ 5,146   $ 2,046,257  $ (1,957,251)     $ 94,152

    Options issued to certain licensors                               --           --        12,126                      12,126

     Conversion of accounts payable                               21,900           21        54,727                      54,748

     Conversion of advance payable                                18,000           18        44,982                      45,000

    Cancellation of shares at par value                         (400,000)        (400)          400                          --

     Issuance of preferred stock        200,000        200                         --       499,800                     500,000

     Conversion of legal fees payable     5,458          5            --           --        13,640                      13,645

     Conversion of advance payable       16,000         16            --           --        39,984                      40,000

    Net loss                                                                                             (292,306)     (292,306)
                                      --------     -------     ---------      -------   -----------  ------------     ---------

Balances at September 30, 2000          221,458    $   221     4,785,630      $ 4,785   $ 2,711,916  $ (2,249,557)    $ 467,365
                                      =========    =======     =========      =======   ===========  =============    =========

The accompanying notes are an integral part of these financial statements.

                      International Cosmetics Marketing Co.

                            Statements of Cash Flows
                                  (Unaudited)

                                                                        Three Months            Three Months
                                                                           Ended                   Ended
                                                                       September 30,            September 30,
                                                                           2000                     1999
                                                                        ---------                ---------
Cash Flows From Operating Activities:
    Net loss                                                            $(292,306)               $(168,813)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                7,946                      325
        License amortization expense                                        3,477                    1,158
        Legal expenses                                                         --                   10,000
        Consulting expenses                                                 2,083                       --
        Options issued to certain licensors                                12,126                       --
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts                   9,174                       --
            Inventory                                                     165,367                       --
            Deposits for inventory purchases                                   --                 (100,234)
            Prepaid expenses and other current assets                      38,626                   (5,984)
            Accounts payable                                               33,794                   20,153
            Accrued liabilities                                           (22,013)                      --
            Deferred offering costs                                            --                    9,340
            Payable to licensors                                          (23,250)                 137,501
                                                                        ---------                ---------
                Net cash used in operating activities                     (64,976)                 (96,554)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                                 --                  (11,694)
    Deposits for services                                                      --                  (15,984)
    Exclusive license agreement                                                --                 (200,000)
                                                                        ---------                ---------
                Net cash used in investing activities                          --                 (227,678)

Cash Flows from Financing Activities:
     Issuance of convertible debentures                                        --                  425,000
    Proceeds from issuance of preferred stock                             500,000                       --
                                                                        ---------                ---------

                Net cash provided by financing activities                 500,000                  425,000

                Net increase in cash                                      435,024                  100,768

Cash, beginning of period                                                   4,739                      450
                                                                        ---------                ---------
Cash, end of period                                                     $ 439,763                $ 101,218
                                                                        =========                =========


The accompanying notes are an integral part of these financial statements.

                                                     Three Months  Three Months
                                                       Ended          Ended
                                                    September 30,  September 30,
                                                        2000          1999
Supplemental disclosure of cash flow information:
    Interest paid during the year                      $ --           $ --
    Income taxes paid during the year                  $ --           $ --
                                                       ======         ======


Supplemental Disclosure of Noncash Investing and Financing Activities for the year ended June 30, 2000:
      Options of certain licensors valued at $12,126
      21,900 shares of common stock issued for accounts payable at $2.50 per share
      18,000 shares of common stock issued for advance payable to related parties at $2.50 per share
      400,000 shares of common stock cancelled at par value
      5,458 shares of preferred stock issued for legal fees payable at $2.50 per share
      16,000 shares of preferred stock issued for conversion of advance payable to related parties at $2.50 per share

International Cosmetics Marketing Co.
Notes to Financial Statements (Unaudited)
For the three months ended September 30, 1999 and 2000

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 2000 of International Cosmetics Marketing Co, (the "Company"), as filed with the Securities and Exchange Commission. The June 30, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition - For financial statement reporting purposes, the Company recognizes revenue at the time the product is shipped to the Company's independent business associates.

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

Property and Equipment - Property and equipment are recorded on the basis of historical cost. Depreciation of equipment is computed using the straight-line method over the assets' estimated useful lives, ranging from 3 years to 5 years. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and enhancements are capitalized and depreciated over the remaining useful lives of the assets.

Intangible Assets - Intangible assets consists of a license agreement that was acquired with cash and common stock. The license agreement is being amortized on the straight-line basis over 16 years.

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

4.  INVENTORIES

Inventories consist of the following

                                          September 30, 2000     June 30, 2000
                                          ------------------     -------------
Finished goods, net of reserve of
$319,977 for excess quantities and
obsolescence                                   $235,470             $400,837
Raw material, principally bottles
and containers                                   98,780               98,780
                                               --------             --------
                                               $334,250             $499,617
                                               ========             ========


5.  GOING CONCERN

The Company commenced operations in December 1999, and as reflected in the accompanying financial statements, the Company has incurred a net loss of $292,306 for the quarter ended September 30, 2000 and reflects an accumulated deficit of $2,249,557 through September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan with regard to this matter encompasses restructuring operations, introducing new products, improving gross profit margins, and reducing overhead. During the quarter ended September 30, 2000, the Company issued convertible preferred stock for cash and settlement of liabilities aggregating $553,645 (see Note 11). The Company plans to attempt to raise additional funding in the fourth quarter of 2000.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6.  COMMITMENTS AND CONTINGENCIES

Exclusive License Agreement - On August 19, 1999, the Company entered into an Exclusive License Agreement with Beverly Sassoon International, LLC (a Florida limited liability company), Ms. Beverly Sassoon and Mr. Elan Sassoon. The agreement granted the Company the following rights: 1) an exclusive license to utilize Ms. Sassoon's name and likeness with the manufacturing, promotion and sale of certain products, 2) an exclusive license to utilize Mr. Sassoon's name and likeness with the manufacturing, promotion and sale of certain products, 3) an exclusive, worldwide license to manufacture, market and distribute certain skin care products developed by Beverly Sassoon International, LLC, and 4) the use of her name and likeness in the marketing and promotion of pet care and slimming products, the exclusive license to utilize Ms. Sassoon's name and likeness with regards to these types of products. The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

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

The Company pays Beverly Sassoon International, LLC royalty payments equal to the greater of 2% of gross revenues from sales of any products that are marketed or distributed under the terms of the Exclusive License Agreement, or $25,000 per month. These royalty payments will end if Beverly Sassoon, Elan Sassoon and/or Capital Distributors, LLC, a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon exercise certain options to purchase 4,850,000 shares of the Company's common stock. On August 16, 2000, the Company also entered into an Indemnification Agreement with Beverly Sassoon, Elan Sassoon, and Capital Distributors, LLC whereby the Company may at its sole discretion under certain circumstances elect to cancel options to purchase up to 750,000 shares of the Company's common stock.

On October 13, 2000, the Exclusive License Agreement was modified to have the royalty terminate August 19, 2001. The royalty payment was also modified to equal the greater of 2% of gross revenues as defined in the Exclusive License Agreement or $22,750 per month starting October 2000 until such time as the Company reports positive net cash flow from operating activities for three consecutive months. Royalties payable of $8,250 and other payables of $16,500 were forgiven by licensors as part of the modification to the Exclusive License Agreement. On October 13, 2000, the options were modified to be cashless exercisable options and to be exercisable in whole or in part through August 19, 2019. In connection with the Company's modification of the Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC, including modification of certain terms of options granted to Beverly Sassoon, Elan Sassoon and Capital Distributors, LLC, on October 13, 2000, the estimated value of the options using the Black-Scholes option-pricing model is approximately $19,000,000. Accordingly, the Company expects a material non-cash charge to operations in the second quarter of fiscal year 2001.

The Company is in negotiations to further modify the royalty payment formula in the Exclusive License Agreement.

Leases - The Company has certain non-cancelable operating leases for office space and office equipment. Rent expense was $18,415 and $4,453 for the periods ended September 30, 2000 and 1999, respectively.

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

7.  RELATED PARTIES

During the quarter ended September 30, 2000, an advance payable to a stockholder for $45,000 was converted into the Company's common stock at $2.50 per share. During the quarter ended September 30, 2000, an advance payable to an affiliate of a stockholder of $40,000 was converted into convertible preferred stock (see
Note 11).

During the quarter ended September 30, 2000, liabilities aggregating $54,749 under a verbal consulting agreement with a stockholder and a related business associate were converted to 39,900 shares of the Company's common stock at $2.50 per share.

During the quarter ended September 30, 2000, consulting agreements with Hatteras Investment Company and Viking Holding Company, companies affiliated with a stockholder, were terminated. The 400,000 shares of the Company's common stock conditionally issued to these entities in the year ending June 30, 2000 were returned to the Company and cancelled in September 2000.

Commissions of $46,827 were paid to business associates of the Company who are immediate family members of the Company's president during the quarter ended September 30, 2000. Commissions of $5,778 were paid to Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon during the quarter ended September 30, 2000.

Legal expense includes $17,891 and $35,660 for the quarters ended September 30, 2000 and 1999, respectively, from a law firm whose principals and affiliates are stockholders of the Company. Legal fees of $13,645 of this law firm from prior to July 1, 2000 were converted into preferred stock in the quarter ended September 30, 2000 (see Note 11).

Subsequent to September 30, 2000, the Company entered into a consulting agreement for financial advisory and investment-banking services with an NASD broker dealer as summarized in Note 12.

8.  INCOME TAXES

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

9.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement on Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2000. Since the reported fair values of financial instruments are based on a variety of factors that may not represent actual values that could have been realized as of September 30, 2000 or that will be realized in the future.

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

10.  CONVERTIBLE DEBENTURES - STOCKHOLDER

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

Similar to the restrictive provisions of the convertible preferred stock discussed in Note 11, the debentures contain restrictive provisions that significantly limit the authority of the officers and the Board of Directors of the Company.

11. ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND CHANGE IN CONTROL OF THE COMPANY

On September 27, 2000, the Company entered into a stock purchase agreement with related parties to issue 221,458 shares of Series A Convertible Preferred Stock at a stated value of $2.50 per share. The preferred stock has a liquidation preference of $2.50 per share. For 200,000 of the shares, the Company received $500,000 ($100,000 of which was received in the period August 16 through September 1, 2000) from a son of the debenture holder (see Note 10). An advance payable to an affiliate of a stockholder of $40,000 was converted for 16,000 of the shares and legal fees payable of $13,645 were converted for 5,458 of the shares. This preferred stock is convertible into the Company's common stock at $2.50 per share. The stock purchase agreement provides for adjustment of the conversion price for any stock splits, stock dividends, corporate reorganizations and certain other corporate transactions and issuance of securities. The stock purchase agreement provides the purchasers of the preferred stock certain registration rights. The preferred stock includes no dividend.

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

The preferred stock is not redeemable without the prior express written consent of the holders of a majority of the voting power of all then outstanding shares of the preferred stock. Notwithstanding the foregoing, in the event the holders of the preferred stock have not converted the preferred stock into common stock of the Company by September 30, 2005, the Company shall have the option to redeem the preferred stock at a price of $7.50 per share

12.  FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING CONTRACT

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 11). The agreement provides a monthly consulting fee of $10,000 plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 (subject to adjustment in certain events) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants. Additionally, the agreement provides for payment of a transaction fee equal to 1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000 for any merger, acquisition, strategic partner relationship, etc. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee, subject to a minimum of $25,000, for any joint venture, marketing agreement, licensing agreement, strategic partner agreement, etc., and
1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer; 2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to broker dealers' employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

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

GENERAL

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

RESULTS OF OPERATION

Comparison of the Company's financial information as of September 30, 2000 and June 30, 2000 and for the three-month periods ended September 30, 2000 and 1999:

Company sales commenced in the fall of 1999 and net sales for the period ended September 30, 2000 were $699,021.

Gross profit as a percentage of net sales was 63% of net sales for the period ended September 30, 2000, compared to zero for the period ended September 30, 1999. The increase in gross profit resulted primarily from the Company commencing operations in the fall of 1999.

Commissions earned by distributors of the Company's products as a percentage of net sales was 40% for the period ended September 30, 2000, compared to zero for the prior period. Commissions are earned by the Company's independent business associates based on group volume. Group volume is a value assigned by the Company to its products for the purpose of determining commissions to its independent business associates. Commissions expense was 42% of group volume for the period ended September 30, 2000.

Royalty expense for the period ended September 30, 2000 was $75,000 and $25,000 for the period ended September 30, 1999. The increase in royalty expense resulted from the license agreement commencing in September, 1999.

Selling, general and administrative expenses were $403,474 and 58% of net sales for the period ended September 30, 2000, compared to $143,813 for the period ended September 30, 1999. The increase in selling, general and administrative expenses resulted primarily from the Company commencing operations in the fall of 1999.

Net loss increased by approximately $123,493 for the period ended September 30, 2000 compared to a net loss of $168,813 in the period ended September 30, 1999 due to the Company commencing operations in the fall of 1999. Net loss as a percentage of net sales was 42% for the period ended September 30, 2000 due to the Company commencing operations in the fall of 1999.

In connection with the Company's modification on October 13, 2000 of the Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC, including modification of certain terms of options granted to Beverly Sassoon, Elan Sassoon and Capital Distributors, LLC, the estimated value of the options using the Black-Schools option-pricing model is approximately $19,000,000. Accordingly, the Company expects a material non-cash charge to operations in the second quarter of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from issuance of convertible debentures in the amount of $2,000,000, issuance of preferred stock in the amount of $500,000 and cash collected on sales that commenced in December 1999 to fund operating activities. The Company needs additional funding during the remainder of the fiscal year to pay liabilities, operating expenses, restructure operations, purchase inventory, enhance product development and fulfillment relationships, and to fund expected growth of the Company. The ability of the Company to manage its working capital is dependent upon restructuring operations, introducing new products, improving gross profit margins, reducing overhead, and raising additional funding.

The Company is currently generating negative cash flow from operations since it only had its first sales in December 1999 after commencing operations in August 1999. The Company does not generally extend credit to distributors but requires payment by credit card or bank draft prior to shipping of products. This process eliminates the need for significant accounts receivable from distributors. For the period ended September 30, 2000, the Company had negative cash flow from operations of $64,976. This negative cash flow from operations primarily related to the Company's net loss, reduction of certain payables and a reduction of accrued liabilities.

As of September 30, 2000, working capital was $149,777 compared to a working capital deficit of $234,859 as of June 30, 2000. Cash at September 30 and June 30, 2000 was $439,763 and $4,739 respectively.

The Company's independent auditors' report on the financial statements as of June 30, stated that due to the net loss and accumulated deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company requires additional financing to continue operations of which there can be no assurance. Management has revised its business plan of marketing and support for the Company's products and is implementing plans to restructure operations, introduce new products, improve gross margins, renegotiation of certain liabilities to suppliers and other vendors, and reduce overhead. The failure of the Company to secure additional financing would have a material adverse effect on the Company's business, financial condition, and results of operations and the Company may have to curtail or cease operations.

The Company had no capital expenditures for the period ended September 30, 2000. The Company anticipates capital expenditures of $250,000 during this fiscal year to enhance its infrastructure, including computer systems to accommodate anticipated future growth. The Company plans to finance these expenditures from additional debt or equity financing. There is no assurance that the Company can raise funding for the anticipated capital expenditures.

The Company made no deposits in the quarter ended September 30, 2000. Subsequent to September 30, 2000, the Company made a deposit of approximately $55,000 for purchase of inventory.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at September 30, 2000 were $303,471, including $52,783 for the remainder of fiscal year 2001.

SEASONALITY AND CYCLICALTIY

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

                                OTHER INFORMATION

Item 1   Legal Proceedings

None

Item 2   Changes in Securities and Use of  Proceeds

Information in response to the requirements of this Item is disclosed above, in
PART I, , Item 1 under note 11 to the financial statements and Item 2, under the Liquidity and Capital Resources section.

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

         (A) Exhibits

             27   Financial Data Schedule

         (B) Reports on Form 8-K:

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

International Cosmetics Marketing Co.
(Registrant)


/s/ Stephanie McAnly                              /s/ Sonny Spoden
------------------------------                    ------------------------------
Stephanie McAnly                                  Sonny Spoden
President                                         Chief Financial Officer

Dated:   November 14, 2000