Form 10QSB
period 2000-12-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2001-02-20
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                         Commission File Number: 0-27833
                         -------------------------------

                      INTERNATIONAL COSMETICS MARKETING CO.
                      -------------------------------------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date As of February 15, 2001, 4,905,630 shares of Common Stock are issued and outstanding.

                      INTERNATIONAL COSMETICS MARKETING CO.
               Form 10-QSB for the quarter ended December 31, 2000


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
----------------------------------------------------

                                     Part I

Condensed Balance Sheet (Unaudited) as of December 31, 2000                                        1
Condensed Statements of Operations (Unaudited) for the three months ended                          2
    December 31, 2000 and 1999 and the six months ended December 31, 2000
     And 1999
Condensed Statement of Changes in Stockholders' Equity (Unaudited) for the
     three months ended December 31, 2000                                                          3
    Condensed Statements of Cash Flows for the six months ended                                        4
    December 31, 2000 and 1999
Notes to Condensed Financial Statements                                                            7
Management's Discussion and Analysis of Financial Condition                                        12
    and Results of Operations

                                     Part II

Legal Proceedings                                                                                  16
Changes in Securities and Use of Proceeds                                                          16
Defaults upon Senior Securities                                                                    16
Submissions of Matters to a Vote of Security Holders                                               16
Other Information                                                                                  16
Exhibits and Reports on Form 8-K                                                                   16
Signatures                                                                                         17

Part I.  Financial Information

                     International Cosmetics Martketing Co.

                            Condensed Balance Sheet
                                  (Unaudited)

                                                                            December 31,
                                                                                2000
                                                                            ------------
                                     ASSETS
Current Assets:
    Cash                                                                    $     73,662
    Receivables - credit cards and bank drafts                                    88,257
    Inventory, net                                                                95,601
    Deposits for inventory purchases                                              94,983
    Prepaid expenses and other current assets                                     34,936
                                                                            ------------

                Total current assets                                             387,439

Office furniture and equipment, net                                              204,582
License agreement, net                                                           203,959
Deposits                                                                         136,633
                                                                            ------------

                Total assets                                                $    932,613
                                                                            ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    6% demand note payable to stockholder                                         50,000
    Accounts payable                                                             435,006
    Payables to related parties                                                  117,348
    Payable to licensors                                                          11,375
    Accrued liabilities                                                           58,557
                                                                            ------------

                Total current liabilities                                        672,286

Convertible debentures - stockholder                                             105,000

Stockholders' equity:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                        221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 4,865,630 and 5,145,730 shares
      issued and outstanding                                                       4,866
    Additional paid-in capital                                                22,900,595
    Accumulated deficit                                                      (22,750,355)
                                                                            ------------

                Total stockholders' equity                                       155,327
                                                                            ------------

                Total liabilities and stockholders' equity                  $    932,613
                                                                            ============

                     International Cosmetics Martketing Co.

                       Condensed Statements of Operations
                                  (Unaudited)

                                                         Six Months         Six Months        Three Months      Three Months
                                                           Ended              Ended              Ended             Ended
                                                        December 31,       December 31,       December 31,      December 31,
                                                           2000               1999               2000              1999
                                                       ------------       ------------       ------------       ------------
Net sales                                              $  1,094,812       $    456,244       $    395,790       $    456,244

Cost of sales                                               535,873            109,677            279,324            109,677
                                                       ------------       ------------       ------------       ------------

Gross profit                                                558,939            346,567            116,466            346,567

Operating expenses:
    Commissions                                             441,173            124,115            159,674            124,115
    Royalty and other expense - licensors                   141,480            100,000             66,480             75,000
    Stock options issued to certain licensors            19,994,125                 --         19,981,999                 --
    Selling, general and administrative                     826,489            484,503            433,860            340,690
                                                       ------------       ------------       ------------       ------------


Total operating expenses                                 21,403,267            708,618         20,642,013            539,805
                                                       ------------       ------------       ------------       ------------


Operating loss                                          (20,844,328)          (362,051)       (20,525,547)          (193,238)
                                                       ------------       ------------       ------------       ------------

Other Income

     Forgiveness of debt                                     51,225                 --             24,750                 --
                                                       ------------       ------------       ------------       ------------

Loss before income taxes                                (20,793,103)          (362,051)       (20,500,797)          (193,238)

Provision for income taxes                                       --                 --                 --                 --
                                                       ------------       ------------       ------------       ------------

Net loss                                               $(20,793,103)      $   (362,051)      $(20,500,797)      $   (193,238)
                                                       ============       ============       ============       ============

Net loss per share:
    Basic                                              $      (4.36)      $      (0.11)      $      (4.27)      $      (0.04)
    Diluted                                            $         --       $         --       $         --       $         --
Weighted average common shares outstanding:

    Basic                                                 4,773,665          3,421,985          4,796,690          4,778,200
    Diluted                                               4,773,665          3,421,985          4,796,690          4,778,200


    The accompanying notes are an integral part of these condensed financial statements.

                     International Cosmetics Martketing Co.

             Condensed Statement of Changes in Stockholders' Equity
                   For The Three Month Ended December 31,2000
                                   (Unaudited)

                                         Preferred              Common                  Additional                         Total
                                           Stock   Preferred    Stock        Common       Paid-in     Accumulated      Stockholders'
                                          Shares     Stock      Shares        Stock       Capital        Deficit          Equity
                                          -------   --------   ----------   ---------   ------------   ------------    ------------

Balances at September 30, 2000            221,458   $    221    4,785,630   $   4,785   $  2,711,916   $ (2,249,558)   $    467,365

     Issuance of Common Stock at $3.00                             80,000          80        206,680                        206,760
       per share, net of issuing costs

    Options issued to certain licensors                                                   19,981,999                     19,981,999

    Net loss                                                                                            (20,500,797)    (20,500,797)
                                          -------   --------   ----------   ---------   ------------   ------------    ------------

Balances at December 31, 2000             221,458   $    221    4,865,630   $   4,865   $ 22,900,595   $(22,750,355)   $    155,327
                                          =======   ========   ==========   =========   ============   ============    ============




    The accompanying notes are an integral part of these condensed financial statements.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                  (Unaudited)



                                                                      Six Months             Six Months
                                                                         Ended                 Ended
                                                                       December 31,         December 31,
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Operating Activities:
    Net loss                                                         $(20,793,103)         $   (362,051)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                               15,892                 3,726
        License amortization expense                                        6,954                 4,635
        Provision for inventory obsolescence                              141,002                    --
        Consulting and legal expense                                        2,083                12,083
        Stock options issued to certain licensors                      19,994,125                    --
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts                 (29,906)             (144,839)
            Inventory                                                     263,014              (303,226)
            Deposits for inventory purchases                              (94,983)             (374,756)
            Prepaid expenses and other current assets                      44,718               (26,310)
            Accounts payable                                              (30,801)              204,430
            Payable to related parties                                     16,931                    --
            Payable to licensors                                          (30,625)               75,002
            Accrued liabilities                                           (59,130)               25,291
                                                                     ------------          ------------

                   Net cash used in operating activities                 (553,829)             (886,015)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                           (124,274)              (64,090)
    Deposits for services                                                  (9,734)              (81,739)
    License agreement                                                          --              (200,000)
                                                                     ------------          ------------

                   Net cash used in investing activities                 (134,008)             (345,829)

Cash Flows from Financing Activities:
     Proceeds from issuance of note payable to stockholder                 50,000                    --
     Proceeds from issuance of common stock, net of issuance costs        206,760                    --
     Proceeds from issuance of preferred stock                            500,000                    --
     Issuance of convertible debentures                                        --             1,550,000
                                                                     ------------          ------------

                   Net cash provided by financing activities              756,760             1,550,000

                   Net increase in cash                                    68,923               318,156

Cash, beginning of period                                                   4,739                   450
                                                                     ------------          ------------

Cash, end of period                                                  $     73,662          $    318,606
                                                                     ============          ============


    The accompanying notes are an integral part of these condensed financial statements.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                   Unaudited


                                          Six Months           Six Months
                                             Ended               Ended
                                          December 31,         December 31,
                                             2000                 1999
                                          -----------         ------------

Supplemental disclosure of cash flow information:

Interest paid                             $        --         $         --
                                          -----------         ------------
Income taxes paid                         $        --         $         --
                                          -----------         ------------


Supplemental Disclosure of Noncash Investing and Financing Activities:
For the six months ended December 31, 2000:
    Stock options issued to certain licensors valued at $19,981,999 Amortization of stock option expense related to licensors of $12,126

For the six months ended December 31, 1999:
    900,000 shares of common stock issued in acquisition of license agreement valued at $22,500
    28,200 shares of common stock issued for legal services valued at $10,000 400,000 shares of common stock issued conditionally for consulting services valued at $10,000




    The accompanying notes are an integral part of these condensed financial statements.

Item 1. Condensed Financial Statements

International Cosmetics Marketing Co.
Notes to Condensed Financial Statements (Unaudited)
For the three months ended December 31, 2000 and 1999 and six months ended December 31, 2000 and 1999

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred.

2.  THE COMPANY

International Cosmetics Marketing Co. (the "Company"), d/b/a Beverly Sassoon & Co., is a direct sales company distributing skin care and nutritional products through a multi level marketing network in the United States (see Note 4). The Company was in the development stage from its inception and commenced operations in December 1999.

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

4. GOING CONCERN AND CHANGE IN NATURE OF BUSINESS

The Company commenced operations in December 1999, and as reflected in the accompanying financial statements, the Company has a working capital deficiency of $284,847 as of December 31, 2000, has incurred a loss of $518,798 before a non cash expense of $19,981,999 for stock options issued to certain licensors for the quarter ended December 31, 2000, and has stockholders' equity of only $155,327 as of December 31, 2000. The Company experienced declining monthly sales in the quarter ended December 31, 2000. In the period January 1 through February 15, 2001, sales continued to decline to minimal amounts. The decline in sales is attributed to the Company's changes in its network marketing operations, including moving its fulfillment center from California to Florida, delays in the delivery of products, and plans to change the compensation plan for its independent business associates.

As a result of the decline in sales, management is currently evaluating its network marketing operations and its plans with regard to this matter encompasses modifying network marketing business with a minimal level of overhead costs as well as other product sales increases, including leveraging its brand name through mass merchandising of products, publishing, and licensing. The Company plans to attempt to raise additional funding in the remainder of fiscal year June 30, 2001.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.  COMMITMENTS AND CONTINGENCIES

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

The Company retains full control over the manufacturing, development and marketing of the Company's products. Also, Ms. Sassoon and Mr. Sassoon, through Beverly Sassoon International, LLC will consult with the Company in connection with product development and marketing. As consideration for the rights granted under this agreement, Beverly Sassoon International, LLC was to be paid $200,000, including $50,000 for certain expenses, over a period of time and was issued 900,000 shares of the Company's common stock.

The Company pays Beverly Sassoon International, LLC royalty payments equal to the greater of 2% of gross revenues from sales of any products that are marketed or distributed under the terms of the Exclusive License Agreement, or $25,000 per month. These royalty payments will end if Beverly Sassoon, Elan Sassoon and/or Capital Distribution, LLC, a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon exercise certain options to purchase 4,850,000 shares of the Company's common stock. On August 16, 2000, the Company also entered into an Indemnification Agreement with Beverly Sassoon, Elan Sassoon, and Capital Distribution, LLC whereby the Company may at its sole discretion under certain circumstances elect to cancel options to purchase up to 750,000 shares of the Company's common stock.

On October 13, 2000, the Exclusive License Agreement was modified to have the royalty terminate August 19, 2001. The royalty payment was also modified to equal the greater of 2% of gross revenues as defined in the Exclusive License Agreement or $22,750 per month starting October 2000 until such time as the Company reports positive net cash flow from operating activities for three consecutive months. Royalties payable of $8,250 and other payables of $16,500 were forgiven by licensors as part of the modification to the Exclusive License Agreement. On October 13, 2000, the options were modified to be cashless exercisable options and to be exercisable in whole or in part through August 19, 2019. In connection with the Company's modification of the Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC, including modification of certain terms of options granted to Beverly Sassoon, Elan Sassoon and Capital Distribution, LLC, on October 13, 2000, the estimated value of the options using the Black-Scholes option-pricing model is $19,981,999. Accordingly, the Company has experienced a material non-cash charge to operations during the quarter ended December 31, 2000.

In November 2000, Ms. Beverly Sassoon, Mr. Elan Sassoon, and Capitol Distribution, LLC granted call options on their options from the Company to certain employees of the Company. The call options are for 550,000 shares of the Company's stock at $1.50 per share (see Note 6).

Leases - The Company has certain non-cancelable operating leases for its corporate office space and office equipment. Rent expense was $18,311 and $15,498 for the quarters ended December 31, 2000 and 1999, respectively, and $36,726 and $19,952 for the six months ended December 31, 2000 and 1999, respectively. Additionally, the Company has entered into a non-cancelable operating lease for warehouse and office space for the twenty-five months ending January 31, 2003 at a monthly rental of $9,734. The company is seeking opportunities to sublease certain of its leased space.

Software license agreement commitment - The Company has entered into a software license agreement for software for its sales, commissions, inventory, and customer service systems for a cost of $155,000 of which approximately $83,000 has been paid and recorded as part of fixed assets as of December 31, 2000. Maintenance and support fees under a related software service agreement are expected to approximate $31,000 annually.

Contingencies - On November 7, 2000, a lawsuit was filed against the Company, its licensors (Beverly Sassoon International, LLC ("BSI") and Beverly Sassoon), and others. The complaint alleges, among other things, that the Company is a successor in interest to BSI and that BSI and other defendants fraudulently induced an elderly investor to loan $150,000 to BSI prior to the time of the Company's license agreement or association with BSI, Ms. Beverly Sassoon and Mr. Elan Sassoon. The complaint alleges breach of contract, fraud, financial abuse of an elderly adult and conspiracy. Damages in excess of $150,000 and punitive damages are being sought. The Company believes that it has meritorious defenses against the claims. No provision for loss regarding these claims has been recorded in the accompanying financial statements.

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

6.  RELATED PARTIES

Commissions of $25,207 and $72,034 were paid to business associates of the Company who are immediate family members of the Company's president during the quarter ended December 31, 2000 and the six months ended December 31, 2000, respectively. Commissions of $4,103 and $9,881 were paid to Capital Distribution, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon during the quarter ended December 31, 2000 and the six months ended December 31, 2000, respectively.

Legal expense includes $27,626 and $10,878 for the quarters ended December 31, 2000 and 1999, respectively, and $45,537 and $46,538 for the six months ended December 31, 2000 and 1999, respectively, from a law firm whose principals and affiliates are stockholders of the Company.

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment-banking services with an NASD broker dealer as summarized in Note 10. Under this agreement, consulting expense of $30,000 was incurred in the quarter ended December 31, 2000. Additionally, on November 22, 2000, the Company entered into a Placement Agent Agreement with this NASD broker dealer in connection with the planned sale of stock. Under the agreement, the Company pays a fee equal to ten percent of the price of each share sold by or through the placement agent and an expense allowance equal to three percent of the gross proceeds of stock sold. In connection with the 80,000 shares of common stock sold for $240,000 in the quarter ended December 31, 2000, the Company incurred fees and expenses to the placement agent of $31,200, which have been charged against additional paid-in capital.

In November 2000, Ms. Beverly Sassoon, Mr. Elan Sassoon, and Capitol Distribution, LLC granted call options to the Chief Executive Officer and three employees hired by the Company on options the Company had previously granted to Capitol Distribution, LLC (see Note 5). The call options are for 550,000 shares of the Company's common stock at $1.50 per share. The call options vest over a three-year period and are exercisable for five years subject the option and call option agreements and the employment contracts with the Company. The Company has granted registration rights for the call options in certain public offering of its equity securities. The Company is not required to file a registration statement registering the call option shares if the call option shares may be sold pursuant to Rule 144 of the Securities Exchange Act.

In December 2000 a stockholder loaned the Company $50,000. Subsequent to December 31, 2000, this stockholder loaned the Company $200,000.

7.  INCOME TAXES

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

8.  CONVERTIBLE DEBENTURES - STOCKHOLDER

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

Similar to the restrictive provisions of the convertible preferred stock discussed in Note 9, the debentures contain restrictive provisions that significantly limit the authority of the officers and the Board of Directors of the Company.

9.  CONVERTIBLE PREFERRED STOCK AND CONTROL OF THE COMPANY

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

The preferred stock is not redeemable without the prior express written consent of the holders of a majority of the voting power of all then outstanding shares of the preferred stock. Notwithstanding the foregoing, in the event the holders of the preferred stock have not converted the preferred stock into common stock of the Company by December 31, 2005, the Company shall have the option to redeem the preferred stock at a price of $7.50 per share

10.  FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING CONTRACT

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 9). The agreement provides a monthly consulting fee of $10,000 plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 (subject to adjustment in certain events) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants. Additionally, the agreement provides for payment of a transaction fee equal to 1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000 for any merger, acquisition, strategic partner relationship, etc. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee, subject to a minimum of $25,000, for any joint venture, marketing agreement, licensing agreement, strategic partner agreement, etc., and
1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer; 2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to broker dealers' employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

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

The Company commenced operations in late 1999 as a direct sales company, which develops and distributes a variety of skin care, cosmetics, nutritional and human wellness products.

RESULTS OF OPERATION

Comparison of the Company's financial information as of December 31, 2000 and for the three-month periods ended December 31, 2000 and 1999 and the six months ended December 31, 2000 and 1999:

Company sales commenced December 1999 and net sales for the quarters ended December 31, 2000 and 1999 were $395,790 and $456,244, respectively, and $1,094,812 and $456,244 for the six months ended December 31, 2000 and 1999, respectively. The Company experienced declining monthly sales in the periods ended December 31, 2000. In the period January 1 through February 15, 2001, sales continued to decline to minimal amounts. The decline in sales is attributed to the Company's changes in its network marketing operations, including moving its fulfillment center from California to Florida, delays in the delivery of products, and plans to change the compensation plan for its independent business associates.

Gross profit as a percentage of net sales was 29% of net sales for the quarter ended December 31, 2000, compared to 76% for the quarter ended December 31, 1999, and 51% for the six months ended December 31, 2000, compared to 76% for the six months ended December 31, 1999. The decrease in gross profit resulted primarily from the Company beginning operations in December 1999 and a charge of $141,002 for estimated obsolete and excess inventory in the quarter ended December 31, 2000.

Commissions earned by distributors of the Company's products, as a percentage of net sales was 40% for the quarter ended December 31, 2000 and the six months ended December 31, 2000, compared to 27% for the periods ended December 31, 1999. Commissions are earned by the Company's independent business associates based on group volume. Group volume is a value assigned by the Company to its products for the purpose of determining commissions to its independent business associates. Commissions expense was 39% of group volume for the six months ended December 31, 2000. The increase in commissions as a percentage of net sales resulted primarily from the sale of less non commissionable items such as sales aids and that the month of December 1999 was the Company's first month of operations.

Royalty and other related expense for the quarter ended December 31, 2000 was $66,480 and $75,000 for the period quarter December 31, 1999 and $141,480 and $100,000 for the six months ended December 31, 2000 and 1999, respectively. The changes in royalty expense resulted from the royalty agreement commencing in September 1999 and from a modification of the license agreement in October 2000.

Selling, general and administrative expenses were $433,860 and 109% of net sales for the quarter ended December 31, 2000, compared to $340,690 for the period ended December 31, 1999, and $828,489 and $454,503 for the six months ended December 31, 2000 and 1999, respectively. The increase in selling, general and administrative expenses resulted primarily from the Company beginning operations in December 1999.

Net loss increased by approximately $20,307,559 for the quarter ended December 31, 2000 compared to a net loss of $193,238 in the quarter ended December 31, 1999 principally as a result of a non cash expense of $19,981,999 in October 2000 due to the modification of certain terms of options granted to Beverly Sassoon, Elan Sassoon and Capital Distribution, LLC. Net loss as a percentage of net sales was 5,180% for the quarter ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from issuance of convertible debentures in the amount of $2,000,000, issuance of preferred stock in the amount of $500,000, issuance of common stock in the amount of $240,000, cash collected on sales that commenced in December 1999 to fund operating activities, and loans from a stockholder ($50,000 in December 2000 and $200,000 in February 2001). The Company needs additional funding during the remainder of the fiscal year to pay liabilities, operating expenses, make operational changes, purchase inventory, enhance product development and fulfillment relationships. The ability of the Company to manage its working capital is dependent upon modifying its network marketing business with a minimal level of overhead costs as well as other product sales increases, including leveraging its brand name through mass merchandising of products, publishing, and licensing. The Company plans to attempt to raise additional funding in the remainder of fiscal year June 30, 2001. The Company expects to have minimal cash flow from sales in the months of February and March 2001 and possibly for the quarter ending June 30, 2001.

The Company is currently generating negative cash from operations. The Company does not generally extend credit to distributors but requires payment by credit card or bank draft prior to shipping of products. This process eliminates the need for significant accounts receivable from distributors. For the six months ended December 31, 2000, the Company had negative cash flow from operations of $563,829 . This negative cash flow from operations primarily related to the Company's net loss, increase in accounts receivable, increase in deposits for inventory purchases, reduction of certain liabilities and a reduction in sales.

As of December 31, 2000, working capital deficit was $284,847. Cash at December 31, 2000 was $73,662.

The Company's independent auditors' report on the financial statements as of June 30, 2000 stated that due to the net loss and accumulated deficit, there is substantial doubt about the Company's ability to continue as a going concern. The Company requires additional financing to continue operating of which there can be no assurance. The ability of the Company to manage its working capital is dependent upon implementing its plans to modify its network marketing business with a minimal level of overhead costs as well as other product sales increases, including leveraging its brand name through mass merchandising of products, publishing, and licensing. The Company plans to attempt to raise additional funding in the remainder of fiscal year June 30, 2001. The failure of the Company to secure additional financing would have a material adverse effect on the Company's business, financial condition, and results of operations and the Company may have to curtail or cease operations.

The Company had capital expenditures of $124,275 for the period ended December 31, 2000. The Company anticipates capital expenditures of $100,000 during the remainder of the fiscal year. At December 31, 2000, the Company has deposits of $94,963 for the purchase of inventory.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at December 31, 2000 were $286,147, including $35,188 for the remainder of fiscal year 2001. Additionally, the Company has entered into a non-cancelable operating lease for warehouse and office space for the twenty-five months ending January 31, 2003 at a monthly rental of $9,734. The company is seeking opportunities to sublease certain of its leased space.

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

Item 1               Legal Proceedings

Item 2               Changes in Securities and Use of Proceeds

Item 3               Defaults upon Senior Securities

Item 4               Submission of Matters to a Vote of Security Holders

Item 5               Other Information

Item 6               Exhibits and Reports on Form 8-K


                     SIGNATURES

                                     PART II

                                OTHER INFORMATION

Item 1   Legal Proceedings

On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges that Beverly Sassoon International, LLC ("BSI") and other defendants involved with BSI fraudulently induced an elderly investor to loan $150,000 to BSI when BSI never intended to pay the loan. The complaint alleges claims for breach of contract, fraud, financial abuse of an elderly adult and conspiracy. The complaint alleges, among other things that the Company is the successor in interest to BSI and is therefore liable to the Plaintiff. Damages in excess of $150,000 and punitive damages are being sought. The Company is vigorously contesting its involvement and liability in this lawsuit.

Item 2   Changes in Securities and Use of  Proceeds

Information in response to the requirements of this Item is disclosed above, in
PART I, Item 2, under the Liquidity and Capital Resources section.

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

(A)      Exhibits

         None

         (B) Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

International Cosmetics Marketing Co.
(Registrant)


/s/Menderes Akdag             /s/Stephanie McAnly        /s/Sonny Spoden
-----------------             -------------------        ---------------
Menderes Akdag                Stephanie McAnly           Sonny Spoden
Chief Executive Officer       President                  Chief Financial Officer



Dat