Form 10QSB
period 2001-03-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2001-05-15
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________________to________________


                         Commission File Number: 0-27833

                      INTERNATIONAL COSMETICS MARKETING CO.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Florida                                   65-0598868
    ------------------------------                   ------------------
   (State or other jurisdiction of                     (IRS Employer
   Incorporation or organization)                    Identification No.)


   6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487
   --------------------------------------------------------------------------
                    (Address of Principal executive offices)


         Issuer's telephone number, including area code:   (561) 999-8878
         ----------------------------------------------    --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

                              YES   X      NO
                                  -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date As of May 11, 2001, 5,262,296 shares of Common Stock are issued and outstanding.

                      INTERNATIONAL COSMETICS MARKETING CO.
                 Form 10-QSB for the quarter ended Mach 31, 2001


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
----------------------------------------------------

                                     Part I

Condensed Balance Sheet (Unaudited) as of March 31, 2001                    1
Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2001 and 2000 and the nine months ended
    March 31, 2001 and 2000                                                 2
Condensed Statement of Changes in Stockholder's Equity (Deficiency)
    (Unaudited) for the three months March 31, 2001                         3
Condensed Statements of Cash Flows for the nine months ended
    March 31, 2001 and 2000                                                 4
Notes to Condensed Financial Statements                                     6
Management's Discussion and Analysis of Financial Condition                12
    and Results of Operations


                                     Part II

Legal Proceedings                                                          16
Changes in Securities and Use of Proceeds                                  16
Defaults upon Senior Securities                                            16
Submissions of Matters to a Vote of Security Holders                       16
Other Information                                                          16
Exhibits and Reports on Form 8-K                                           16
Signatures                                                                 18

                      International Cosmetics Marketing Co.

                             Condensed Balance Sheet
                                   (Unaudited)

                                                                                    March 31,
                                                                                      2001
                                                                                 ------------
                                     ASSETS
Current Assets:
    Cash                                                                         $     43,560
    Inventory, net                                                                    198,426
    Deposits for inventory purchases                                                  106,586
    Computer equipment held for resale, net                                            21,918
    Prepaid expenses and other current assets                                          22,770
                                                                                 ------------
                Total current assets                                                  393,260

Office furniture and equipment, net                                                    79,070
License agreement, net                                                                200,481
Deposits                                                                              126,899
                                                                                 ------------
                Total assets                                                     $    799,710
                                                                                 ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    6% demand notes payable to stockholder, primarily secured                    $    475,000
    Accounts payable                                                                  379,445
    Payables to related parties                                                       180,130
    Accrued liabilities                                                                31,602
                                                                                 ------------
                Total current liabilities                                           1,066,177

Convertible debentures - stockholder                                                  105,000

Stockholders' deficiency:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                             221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 5,005,630 shares issued
      and outstanding                                                                   5,005
    Additional paid-in capital                                                     23,128,005
    Accumulated deficit                                                           (23,504,698)
                                                                                 ------------

                Total stockholders' deficiency                                       (371,467)
                                                                                 ------------
                Total liabilities and stockholders' deficiency                   $    799,710
                                                                                 ============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                     Nine Months          Nine Months           Three Months          Three Months
                                                        Ended                Ended                 Ended                 Ended
                                                      March 31,             March 31,             March 31,             March 31,
                                                        2001                  2000                  2001                  2000
                                                    ------------          ------------          ------------          ------------
Net sales                                           $  1,205,157          $  1,203,941          $    110,345          $    747,697

Cost of sales                                            582,358               551,104                46,485               441,427
                                                    ------------          ------------          ------------          ------------

Gross profit                                             622,799               652,837                63,860               306,270

Operating expenses:
    Commissions                                          488,908               295,824                47,735               171,709
    Royalty and other expense - licensors                214,909               175,000                73,429                75,000
    Distributor events                                        --               181,423                    --               181,423
    Stock options - licensors and employee            20,144,125                36,650               150,000                36,650
    Selling, general and administrative                1,182,582             1,168,205               357,357               683,702
                                                    ------------          ------------          ------------          ------------
Total operating expenses                              22,030,524             1,857,102               628,521             1,148,484
                                                    ------------          ------------          ------------          ------------
Operating loss                                       (21,407,725)           (1,204,265)             (564,661)             (842,214)
                                                    ------------          ------------          ------------          ------------
Other income (expense):
     Forgiveness of debt                                  51,225                    --                    --                    --
     Interest expense                                     (4,162)                   --                (2,882)                   --
     Loss on disposal of fixed assets                   (186,784)                   --              (186,784)                   --
                                                    ------------          ------------          ------------          ------------

                                                        (139,721)                   --              (189,666)                   --
                                                    ------------          ------------          ------------          ------------

Loss before income taxes                             (21,547,446)           (1,204,265)             (754,327)             (842,214)

Provision for income taxes                                    --                    --                    --                    --
                                                    ------------          ------------          ------------          ------------

Net loss                                            $(21,547,446)         $ (1,204,265)         $   (754,327)         $   (842,214)
                                                    ============          ============          ============          ============

Net loss per share:
    Basic                                           $      (4.44)         $      (0.24)         $      (0.15)         $      (0.18)
    Diluted                                         $         --          $         --          $         --          $         --
Weighted average common
  shares outstanding:
    Basic                                              4,852,980             4,991,588             4,868,834             4,760,720
    Diluted                                            4,852,980             4,991,588             4,868,834             4,760,720


              The accompanying notes are an integral part of these
                         condensed financial statements.

                     International Cosmetics Marketing Co.

      Condensed Statements of Changes in Stockholders' Equity (Deficiency)
                    For The Three Months Ended March 31, 2001
                                   (Unaudited)

                                                                                                                           Total
                                          Preferred                  Common                 Additional                 Stockholders'
                                            Stock      Preferred     Stock       Common      Paid-in     Accumulated      Equity
                                           Shares        Stock       Shares       Stock      Capital       Deficit     (Deficiency)
                                           ------        -----       ------       ------     -------       -------     -----------
Balances at December 31, 2000              221,458      $    221   4,865,630     $ 4,865  $ 22,900,595   $(22,750,371)   $ 155,310

     Issuance of Common Stock at $3.00
       per share, net of issuing costs          --            --      30,000          30        77,520             --       77,550

    Change in issuance of common stock
    from $3.00 to $1.50 per share               --            --     110,000         110          (110)            --           --

   Stock options - employee                     --            --          --          --       150,000             --      150,000

    Net loss                                    --            --          --          --            --       (754,327)    (754,327)
                                          --------      --------  ----------     -------  ------------   ------------   ----------

Balances at March 31, 2001                 221,458      $    221   5,005,630     $ 5,005  $ 23,128,005   $(23,504,698)  $ (371,467)
                                          ========      ========  ==========     =======  ============   ============   ==========













              The accompanying notes are an integral part of these
                         condensed financial statements.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                            Nine Months          Nine Months
                                                                               Ended                Ended
                                                                             March 31,             March 31,
                                                                               2001                  2000
                                                                           ------------          ------------
Cash Flows From Operating Activities:
    Net loss                                                               $(21,547,446)         $ (1,204,265)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Loss on disposal of fixed assets                                        186,784                    --
        Depreciation expense                                                     23,839                 8,226
        License amortization expense                                             10,431                 8,112
        Provision for inventory obsolescence                                    145,902                    --
        Consulting and legal expense                                              2,083                12,488
        Stock options                                                        20,144,125                36,650
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts                        58,351               (61,232)
            Inventory                                                           447,093              (746,663)
            Deposits for inventory purchases                                   (106,586)             (224,888)
            Fixed assets held for resale                                        (21,918)                   --
            Prepaid expenses and other current assets                            56,884               (27,082)
            Accounts payable                                                   (278,166)              567,965
            Payable to related parties                                           79,713                40,000
            Payable to licensors                                                (42,000)               37,500
            Accrued liabilities                                                 (86,085)               (9,340)
                                                                           ------------          ------------
                Net cash used in operating activities                          (926,996)           (1,562,529)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                                 (193,493)              (88,544)
    Deposits for services                                                            --              (128,274)
    License agreement                                                                --              (200,000)
                                                                           ------------          ------------
                Net cash used in investing activities                          (193,493)             (416,818)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                     475,000                    --
     Proceeds from issuance of common stock, net of issuance costs              184,310                   400
    Proceeds from issuance of preferred stock                                   500,000                    --
     Issuance of convertible debentures                                              --             2,000,000
                                                                           ------------          ------------

                Net cash provided by financing activities                     1,159,310             2,000,400

                Net increase in cash                                             38,821                21,053

Cash, beginning of period                                                         4,739                   450
                                                                           ------------          ------------
Cash, end of period                                                        $     43,560          $     21,503
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

                     International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                            Nine Months       Nine Months
                                                                                               Ended            Ended
                                                                                             March 31,         March 31,
                                                                                               2001              2000
                                                                                            ----------       ----------
Supplemental disclosure of cash flow information:

    Interest paid                                                                           $    1,280       $       --
    Income taxes paid                                                                       $       --       $       --

Supplemental Disclosure of Noncash Investing and Financing
Activities for the nine months ended March 31, 2001:
    Stock options issued to certain licensors valued at $19,981,999.
    Options of certain licensors valued at $12,126
    Call options granted on previously issued options to employee valued at $150,000
    21,900 shares of common stock issued for accounts payable at
        $2.50 per share
    18,000 shares of common stock issued for advance payable to related parties at $2.50 per share
    400,000 shares of common stock previously issued conditionally cancelled at par value
    5,458 shares of preferred stock issued for legal fees payable at
        $2.50 per share
    16,000 shares of preferred stock issued for conversion of advance payable to related parties at $2.50 per share

Supplemental Disclosure of Noncash Investing and Financing
Activities for the nine months ended March 31, 2000:
    900,000 shares of common stock issued in acquisition of license agreement valued at $22,500
    28,200 shares of common stock issued for legal services valued at $10,000
    400,000 shares of common stock issued conditionally for
        consulting services valued at $10,000
    18,800 shares of common stock cancelled at par value
    7,330 shares of common stock issued to distributors at $36,650





              The accompanying notes are an integral part of these
                         condensed financial statements.

                          Part I. Financial Information

Item 1. Condensed  Financial Statements

International Cosmetics Marketing Co.
Notes to Condensed Financial Statements (Unaudited)
For the three months ended March 31, 2001 and 2000 and nine months ended March 31, 2001 and 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Item 310b of Regulation S-B. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 2000 of International Cosmetics Marketing Co, (the "Company"), as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred.

2.  THE COMPANY

International Cosmetics Marketing Co. (the "Company"), d/b/a Beverly Sassoon & Co., entered into the distribution of skin care and nutritional products to the public through its web site subsequent to March 2001. The Company was in the development stage from its inception and commenced operations in December 1999 as a direct sales company distributing its products through network marketing which distribution was terminated in the quarter ended March 31, 2001. The Company plans to leverage its brand name through mass merchandising of its products, publishing, e commerce and licensing.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change in the near term include reserves for excess and obsolete inventory, product returns, credit card charge backs, and computer equipment held for resale.

Revenue Recognition - The Company recognizes revenue at the time the product is shipped to the Company's customers.

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

4.  GOING CONCERN AND CHANGE IN NATURE OF BUSINESS

The Company commenced operations in December 1999, and as reflected in the accompanying financial statements, the Company has a working capital deficiency of $672,917 as of March 31, 2001, has incurred a loss of $1,403,321 before a non-cash expense of $20,144,125 for stock options issued to certain licensors and an employee in the nine months ended March 31, 2001, and has a stockholders' deficiency of $371,467 as of March 31, 2001. The Company began experiencing significantly declining monthly sales beginning in the quarter ended December 31, 2000 due principally to the Company's planned changes in its network marketing operations, including moving its fulfillment center from California to Florida, delays in the delivery of products, and plans to change the compensation plan for its independent business associates. In March 2001, the Company terminated its network marketing operations.

 The Company plans to operate with minimal level of overhead costs for the remainder of fiscal 2001 and to generate product sales in the quarter beginning July 1, 2001 through mass merchandising, e commerce, publishing, and licensing leveraging its brand name. Sales through e commerce are expected to be minimal for the remainder of fiscal year June 30, 2001. The Company has sold stock for proceeds of $100,000 subsequent to March 31, 2001 and plans to attempt to raise additional funding in the remainder of fiscal year June 30, 2001.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.  COMMITMENTS AND CONTINGENCIES

Exclusive worldwide license agreement - On August 19, 1999, the Company entered into an exclusive worldwide license agreement with Beverly Sassoon International, LLC (a Florida limited liability company), Ms. Beverly Sassoon and Mr. Elan Sassoon. The agreement was modified in October 2000 and amended in March 28, 2001. The agreement grants the Company the following rights: 1) an exclusive license to utilize Ms. Sassoon's name and likeness with the manufacturing, promotion and sale of certain products, 2) an exclusive license to utilize Mr. Sassoon's name and likeness with the manufacturing, promotion and sale of certain products, 3) an exclusive, worldwide license to manufacture, market and distribute certain skin care products developed by Beverly Sassoon International, LLC, and 4) the use of her name and likeness in the marketing and promotion of pet care and slimming products, the exclusive license to utilize Ms. Sassoon's name and likeness with regards to these types of products. The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

The Company retains full control over the manufacturing, development and marketing of the Company's products. Also, Ms. Sassoon and Mr. Sassoon, through Beverly Sassoon International, LLC will consult with the Company in connection with product development and marketing.

Under the amended agreement, the Company pays Beverly Sassoon International, LLC a royalty which is the greater of (i) $68,250 for each fiscal quarter in six equal installments on the 1st and 15th of each month or (ii) a payment within 5 days after the Company files its quarterly and annual financial statements with the Securities and Exchange Commission equal to (A) 2% of estimated annual gross revenue (as defined) up to $22,500,000, plus (B) 1.25% of estimated annual gross revenues from $22,500,000 up to $45,000,000, plus (C) .75% of estimated annual gross revenues exceeding $45,000,000. Notwithstanding the foregoing the minimum payment shall be automatically increased to $75,000 for each fiscal quarter in which the Company reports net income before depreciation and income taxes. Under the amended agreement, the royalty payment termination date of August 19, 2001 was changed to the period of the Exclusive License Agreement.

Leases - The Company has certain non-cancelable operating leases for its corporate office space and office equipment. Rent expense was $39,390 and $18,861 for the three months ended March 31, 2001 and 2000, respectively, and $76,117 and $38,613 for the nine months ended March 31, 2001 and 2000, respectively. In March 2001 the Company terminated a lease for warehouse and office space that had been entered into in December 2000.

Software license agreement commitment - In December 2000, Company entered into a software license agreement for software for its sales, commissions, inventory, and customer service systems. In the quarter ended March 31, 2001, the Company cancelled the agreement. The Company believes a refund is due while the vendor contends that $37,566 remains payable.

Employment agreement - Effective April 2, 2001, the Company entered into a three year employment agreement with Sam A. Lazar to be President and Chief Operating Officer of the Company. The agreement may be renewed for an additional year and provides for an annual base salary of $120,000. The base salary will be increased to $140,000 per year at such time as the Company reports net income for a fiscal quarter. Additionally, the agreement grants Mr. Lazar incentive stock options in accordance with the Company's 1997 Stock Option Plan to purchase 150,000 shares of the Company's common stock exercisable at $1.50 per share vesting in 50,000 increments on each annual employment anniversary date.

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

In the quarter ended March 31, 2001, the Company was sued by a computer equipment vendor. Subsequent to March 31, 2001, the Company entered into a stipulation with the vendor to pay the vendor $16,842 on April 30, May 15, and June 1, 2001.

6.  RELATED PARTIES

Legal expense includes $18,201 and $9,877 for the quarters ended March 31, 2001 and 2000, respectively, and $63,738 and $56,415 for the nine months ended March 31, 2001 and 2000, respectively, from a law firm whose principals and affiliates are stockholders of the Company.

The Company has an Indemnification Agreement with Beverly Sassoon, Elan Sassoon, and Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon, whereby certain stock options to purchase the Company's common stock held by these parties can be cancelled by the Company under certain circumstances. On February 8, 2001, the Indemnification Agreement was amended to reduce the options subject to indemnification to 200,000 shares of the Company's common stock.

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment-banking services with an NASD broker dealer as summarized in Note 10. Under this agreement, consulting expense of $30,000 was incurred in the quarter and $60,000 for the nine months ended March 31, 2001. Additionally, on November 22, 2000, the Company entered into a Placement Agent Agreement with this NASD broker dealer in connection with the planned sale of stock. Under the agreement, the Company pays a fee equal to ten percent of the price of each share sold by or through the placement agent and an expense allowance equal to three percent of the gross proceeds of stock sold. In connection with shares of common stock sold for $90,000 and $330,000 in the quarter and nine months ended March 31, 2001, respectively, the Company incurred fees and expenses to the placement agent of $11,700 and $42,900, respectively, which have been charged against additional paid-in capital.

In November 2000, Ms. Beverly Sassoon, Mr. Elan Sassoon, and Capitol Distribution, LLC, a company controlled by Beverly Sassoon and Elan Sassoon, granted call options to the Chief Executive Officer and three employees hired by the Company on options the Company had previously granted to Capitol Distribution, LLC. The call options were for 550,000 shares of the Company's common stock at $1.50 per share. Upon the resignation of the Chief Executive Officer and the three employees in the quarter ended March 31, 2001, the call options were cancelled except for options for 40,000 shares of the Company's common stock. Expense of $150,000 was recorded for these options and added to additional paid paid-in capital. The call options are exercisable for the period through March 15, 2004. The Company has granted registration rights for the call options in certain public offerings of its equity securities. The Company is not required to file a registration statement registering the call option shares if the call option shares may be sold pursuant to Rule 144 of the Securities Exchange Act.

In December 2000 a preferred stockholder loaned the Company $50,000 pursuant to a 6% unsecured demand note. In the quarter ended March 31, 2001, this stockholder loaned the Company $425,000 pursuant to a series of 6% demand notes under a security agreement. Under the security agreement, the notes are secured by all assets of the Company. Subsequent to March 31, 2001, this stockholder loaned the Company an additional $25,000 under the security agreement.

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

11.  ISSUANCE OF COMMON STOCK

In December 2000 and January 2001 the Company issued 80,000 and 30,000 shares of common stock, respectively, at $3.00 per share. Upon closing of the offering in stock from $3.00 per share to $1.50 per share by issuing the purchasers of the stock an additional 110,000 shares.

In the period April 20 through May 3, 2001, the Company issued 66,666 shares of common stock at $1.50 per share.

On April 2, 2001, the Company entered into a public relations, promotional and marketing services agreement for the three months ending June 30, 2001. Compensation under the agreement is $2,500 per month and up to 240,000 shares of common stock of the Company of which 50,000 shares are to be furnished by certain shareholders of the Company. The Company is to register a portion of the shares of common stock as soon as reasonably possible. The agreement may be cancelled by either party with thirty days written notice. If the agreement is cancelled, a pro rata portion of the common stock will be returned to the Company for cancellation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company entered into the distribution of skin care and nutritional products to the public through its web site in April 2001. The Company was in the development stage from its inception and commenced operations in December 1999 as a direct sales company distributing its products through network marketing which distribution was terminated in the quarter ended March 31, 2001. The Company plans to leverage its brand name through mass merchandising of its products, publishing, and licensing.

RESULTS OF OPERATION

Comparison of the Company's financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 and the nine months ended March 31, 2001 and 2000:

Company sales commenced December 1999 and net sales for the three months ended March 31, 2001 and 2000 were $110,345 and $747,697, respectively, and $1,205,157 and $1,203,941 for the nine months ended March 31, 2001 and 2000, respectively. The Company began experiencing significantly declining monthly sales beginning in the quarter ended December 31, 2000 due principally to the Company's planned changes in its network marketing operations, including moving its fulfillment center from California to Florida, delays in the delivery of products, and plans to change the compensation plan for its independent business associates. In March 2001, the Company terminated its network marketing operations.

Gross profit as a percentage of net sales was 58% of net sales for the quarter ended March 31, 2001, compared to 41% for the quarter ended March 31, 2000, and 52% for the nine months ended March 31, 2001, compared to 54% for the nine months ended March 31, 2000. The decrease in gross profit resulted primarily from the Company beginning operations in December 1999 and a charge for estimated obsolete and excess inventory in the quarter ended December 31, 2000.

Commissions earned by distributors of the Company's products, as a percentage of net sales was 43% and 23% for the quarters ended March 31, 2001 and 2000, respectively and 41% for the nine months ended March 31, 2001, compared to 25% for the nine months ended March 31, 2000. The increase in commissions as a percentage of net sales resulted primarily from the sale of less non commissionable items such as sales aids and that the month of December 1999 was the Company's commencement of operations.

Royalty and other related expense was $73,429 and $75,000 for the three months ended March 31, 2001 and 2000, respectively, and $214,909 and $175,000 for the nine months ended March 31, 2001 and 2000, respectively. The changes in royalty expense resulted from the royalty agreement commencing in September 1999 and from a modification of the license agreement in October 2000.

Selling, general and administrative expenses were $357,357 and 324% of net sales for the quarter ended March 31, 2001, compared to $683,702 for the three months ended March 31, 2000, and $1,182,582 and $1,168,205 for the nine months ended March 31, 2001 and 2000, respectively. The increase in selling, general and administrative expenses resulted primarily from reduction of overhead as part of the termination of the Company's network marketing operations.

Loss on disposal of fixed assets of $188,784 in the quarter ended March 31, 2001 resulted from a write off of software licenses, software, computer equipment, and leasehold improvements relating to the Company's termination of its network marketing operations.

Net loss decreased by approximately $87,887 for the quarter ended March 31, 2001 compared to a net loss of $842,214 in the quarter ended March 31, 2000 principally as a result of reductions in commissions and selling, general and administrative expenses as a result of declining sales and termination of the Company's network marketing operations offset by a loss of $181,784 on disposal of fixed assets. Net loss as a percentage of net sales was 683% for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from issuance of convertible debentures in the amount of $2,000,000, issuance of preferred stock in the amount of $500,000, issuance of common stock in the amount of $330,000 in the period December, 2000 through January 2001 and $100,000 in the period April 20 through May 3, 2001, cash collected on sales that commenced in December 1999 to fund operating activities, and loans from a stockholder ($475,000 in December 2000 through March 31, 2001 and $25,000 in April 2001). The Company needs additional funding during the remainder of the fiscal year to pay liabilities, some of which are delinquent, operating expenses, make operational changes, purchase inventory, enhance product development and fulfillment relationships. The ability of the Company to manage its working capital is dependent upon maintaining a minimal level of overhead costs while leveraging its brand name to develop product sales through a plan of mass merchandising of products, e commerce, publishing, and licensing The Company plans to attempt to raise additional funding in the remainder of fiscal year June 30, 2001. The Company expects to have minimal sales for the quarter ending June 30, 2001 and is dependent on raising additional funding.

The Company is currently generating negative cash from operations. For the nine months ended March 31, 2001, the Company had negative cash flow from operations of $926,996 . This negative cash flow from operations primarily related to the Company's net loss, increase in deposits for inventory purchases, reduction of certain liabilities and a reduction in sales.

As of March 31, 2001, working capital deficit was $672,917. Cash at March 31, 2001 was $43,560

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

The Company had capital expenditures of $215,411 for the quarter ended March 31, 2001. The Company anticipates minimal, if any, capital expenditures during the remainder of the fiscal year. At March 31, 2001, the Company has deposits of $106,586 for the purchase of inventory.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at March 31, 2001 were $268,553, including $17,594 for the remainder of fiscal year 2001.

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

On February 26, 2001, the Company was sued by a computer equipment vendor. Subsequent to March 31, 2001, the Company entered into a stipulation with the vendor to pay the vendor $16,842 on April 30, May 15, and June 1, 2001.

Item 2   Changes in Securities and Use of  Proceeds

Information in response to the requirements of this Item is disclosed above, in
PART I, Item 2, under the Liquidity and Capital Resources section.

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings if so indicated.

EXHIBIT NO.                          DESCRIPTION

10(a) Security Agreement dated February 6, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk

10(a)(1) Secured Promissory Note for $200,000 dated February 6, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk

10(a)(2) Secured Promissory Note for $25,000 dated February 28, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk

10(a)(3) Secured Promissory Note for $100,000 dated March 12, 2001 by and between International Cosmetics Marketing Co. and
                    Nico P. Pronk

10(a)(4) Secured Promissory Note for $100,000 dated March 28, 2001 by and between International Cosmetics Marketing Co. and Nico
                    P. Pronk

10(a)(5) Secured Promissory Note for $25,000 dated April 12, 2001 by and between International Cosmetics Marketing Co. and Nico
                    P. Pronk

10(b) Amendment to Exclusive License Agreement dated March 28, 2001 by and between International Cosmetics Marketing Co. and Beverly Sassoon, Elan Sassoon, and Beverly Sassoon International, LLC. Exhibit A, Exclusive License Agreement, dated August 19, 1999 was previously filed

10(c) Employment Agreement dated March 21, 2001, effective as of April 2, 2001, by and between International Cosmetics Marketing Co. and Sam A. Lazar

Current Report on Form 8-K. Current Report on Form 8-K was filed on March 19, 2001 regarding (i) the Company's termination of its network marketing business and new focus on leveraging its brand name through mass merchandising of products, publishing, e commerce, and licensing, (ii) resignation of Stephanie McAnly as President and Director as of February 28, 2001, (iii) resignation of Menderes Akdag as Chief Executive Officer and Director as of March 15, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

International Cosmetics Marketing Co.
(Registrant)


/s/ Sam A. Lazar                                  /s/ Sonny Spoden
-------------------------------                   ------------------------------
Sam A. Lazar                                      Sonny Spoden
President and Chief Operating                     Chief Financial Officer
Officer


Dated:   May 14, 2001