Form 10KSB40
period 2001-06-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2001-10-15
CIK 1097339

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

                                  Common Stock
                                  ------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. Issuer had revenues of $1,206,369 for the year ended June 30, 2001.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of September 30, 2001 was approximately $6,542,184.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of September 30, 2001, 6,598,313 shares of Common Stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes [ ]  No  [X]

                         INTERNATIONAL COSMETICS MARKETING CO.
                     Form 10-KSB for the year ended June 30, 2001

                                   Table of Contents

                                        Part I

Item 1                  Description of Business                              1
Item 2                  Description of Property                              6
Item 3                  Legal Proceedings                                    6
Item 4                  Submission of Matters to a
                        Vote of Security Holders                             7

                                        Part II

Item 5                  Market for Common Equity and
                        Related Stockholder Matters                          7
Item 6                  Management's Discussion and
                        Analysis or Plan of Operations                       7
Item 7                  Financial Statements                                 9
Item 8                  Changes in and Disagreements
                        With Accountants on Accounting
                        And Financial Disclosure                             9

                                       Part III

Item 9                  Directors, Executive Officers, Promoters
                        And Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                    9
Item 10                 Executive Compensation                              11
Item 11                 Security Ownership of Certain Beneficial
                        Owners and Management                               14
Item 12                 Certain Relationships and Related
                        Transactions                                        15
Item 13                 Exhibits and Reports on Form 8-K                    17

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

Item 1.  Decsription of Business

General

         The Company was incorporated in Florida on July 14, 1995 under the name CindyCo, Inc. In August 1999, the Company changed its name to International Cosmetics Marketing Co. (the "Company") and concurrently entered into an agreement for the exclusive worldwide rights to use the names and likenesses of Beverly Sassoon and Elan Sassoon.

The Company commenced operations in late 1999 to develop and distribute a variety of skin care and nutritional products branded with the Beverly Sassoon and Elan Sassoon names. Following the initial test phase from December 1999 through February 2001 using a network marketing distribution model, the Company developed products for retail distribution. In the fourth quarter of fiscal 2001, the Company received orders from Target Corporation for skin care products and subsequently sun care products. As of September 30, 2001, the Company has two customers - Target Corporation and another retailer specializing in cosmetics. See "Risk Factors - Reliance on a limited number of customers." See "Risk Factors -Acceptability of new products."

         The Company's objective is to develop a unique line of skin care products with a quality and selection traditionally distributed through department stores. The Company believes that a unique niche exists for their products in the upper end of the mass market. As the awareness of the product line becomes more established, the Company anticipates that some line extension can be developed licensing opportunities. The Company is currently developing public relations and marketing campaigns to support the debut of the new line of products.

         The Company's fiscal year end is June 30 and its executive offices are located at 6501 N. W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487. The Company's telephone number is 561-999-8878.

Products

         Beverly Sassoon's skin care and sun care products contain various vitamins. The Company's skin care products, except for the Age-Defying Moisturizer contain only organic ingredients. The Company's products are as follows:

         Beverly Sassoon Skin Care Products.

         Vita Organics Ultra-Gentle Cleanser. Ultra-Gentle Cleanser is a water soluble creamy cleanser that removes all traces of surface residue. It is recommended for even the most sensitive skins.

         Vita Organics Detoxifying Toner. Detoxifying Toner gently removes excess oil without stripping or over-drying the skin. It refines the appearance of pores while leaving skin feeling cool and refreshed. It is recommended for all skin types.

         VitaOrganics Ultra-Lite Moisturizer. Ultra-Lite Moisturizer helps prevent the visible signs of aging by restoring skin's natural moisture balance.

         VitaOrganics Skin Support Serum. Skin Support Serum is enriched with essential oils and Vitamins A, B and E with Rose Hips (a natural source of Vitamin C) to help hydrate and restore radiance to the skin. It is beneficial for all skin types and can be used alone or under moisturizers.

         VitaOrganics Night Cream. Night Cream is a light weight PM-hydration formula to help the skin retain an optimum moisture level while a person sleeps.

         VitaOrganics Eye Cream. Eye Cream is rich in rejuvenating botanicals and skin friendly vitamins. It soothes and helps reduce puffiness and signs of fatigue around the eyes.

         Age-Defying Moisturizer. Age-Defying Moisturizer is a non-greasy formula that goes beyond moisturizing by combining Beta Hydroxy and Vitamin E with SPF 15 sunscreen to help exfoliate, moisturize and protect. It is recommended to be used as a daily protectant to help reduce signs of premature aging caused by the sun.

         Beverly Sassoon Sun Care Products.

         SPF 15 VitaSun Sunscreen. SPF 15 VitaSun Sunscreen is a lightweight, oil-free sunscreen lotion formulated with "Parsol 1789" to protect against the sun's aging UVA rays. It also provides protection against the sun's burning UVB rays.

         SPF 30 VitaSunscreen. SPF 30 VitaSunscreen is a lightweight, oil-free sunscreen lotion formulated with "Parsol 1789" to protect against the suns's aging UVA rays. It also provides protection against the sun's burning UVB rays.

         SPF 15 VitaSun. SPF 15 VitaSun is an age-defying sunscreen with oat extract and vitamins A and E.

         SPF 30 VitaSun. SPF 30 VitaSun is an age-defying sunscreen with oat extract and vitamins A and E.

         SPF4 VitaGold Sunscreen Spray. SPF 4 VitaGold Sunscreen Spray is a light shimmering sunscreen spray with Aloe and Vitamin E that helps to moisturize skin while tanning.

         SPF 30 VitaSPORT. SPF 30 VitaSPORT helps protect the skin from the sun's burning UVA and UVB rays while providing 30 times a person's natural protection. It is formulated with vitamin E and selected moisturizers to help hydrate the skin during strenuous activity.

         Cloudy Days Sunless Tanning Cream. Cloudy Days Sunless Tanning cream provides a non-streak uniform tan anytime without the sun. It is formulated with Aloe, vitamin E and selected moisturizers to help keep skin soft and supple.

Licensing Agreement

         On August 19, 1999, the Company entered into an exclusive worldwide license agreement with Beverly Sassoon International, LLC (a Florida limited liability company), Beverly Sassoon, and Elan Sassoon. The agreement was modified in October 2000 and amended in March 2001. The agreement grants the Company the rights to utilize Ms Sassoon's and

Mr. Sassoon's names and likenesses with the manufacturing and promotion of products, except for hair care products (as defined). The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

         Under the Exclusive License Agreement, as amended, the Company pays Beverly Sassoon International, LLC a royalty which is the greater of (i) $68,250 for each fiscal quarter in six equal installments on the 1st and 15th of each month or (ii) a payment within 5 days after the Company files its quarterly and annual financial statements with the U. S. Securities and Exchange Commission equal to (A) 2% of estimated annual gross revenue (as defined) up to $22,500,000, plus (B) 1.25% of estimated annual gross revenues from $22,500,000 up to $45,000,000, plus (C) .75% of estimated annual gross revenues exceeding $45,000,000. Notwithstanding the foregoing the minimum payment shall be automatically increased to $75,000 for each fiscal quarter in which the Company reports net income before depreciation and income taxes. The period of the royalty payments is the period of the Exclusive License Agreement.

Product Development

         The Company is committed to building its brand name and customer loyalty by selling premium quality, innovative personal care products that appeal to broad markets. The Company's philosophy is to combine the best of science and nature and to include in each of its products the highest quality ingredients with the greatest amount of benefit to the consumer. The Company is committed to developing and providing quality products that can be sold at attractive retail prices and allow the Company to maintain reasonable profit margins.

Suppliers and Key Vendors

         Six of the Company's skin care products are produced by a supplier in South Carolina. One of the Company's skin care products and its sun care products are produced by a supplier in Florida. Containers and cartons are purchased from suppliers in New York and in Florida, respectively. Finally, the development of additional new products in the future will likewise depend in part of the services of suitable outside manufacturers. The Company believes that, in the event it is unable to source any products or ingredients from its current supply sources, the Company could produce such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of a primary supplier or its suppliers would not have a material adverse effect on the Company's business and results of operations. The Company has no contracts with its suppliers. See "Risk Factors - Reliance on Limited Suppliers."

Competition

         The markets for skin care and sun care products are large and intensely competitive. The Company competes directly with companies that manufacture and market skin care and sun care products in each of the Company's product categories and product lines. The Company competes with other companies in the skin care and sun care products industry by emphasizing the uniqueness, value and premium quality of the Company's products. Many of the Company's competitors have much greater name recognition and financial resources than the Company. In addition, skin care and sun care products can be purchased in a wide variety of channels of distribution. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future. See "Risk Factors - Competition."

Intellectual Property

         Under the terms of the Exclusive License Agreement, the Company has the rights to all trademarks, copyrights, trade names and other intellectual property related to the use of the names and likeness of Beverly Sassoon or Elan Sassoon for products marketed and distributed under the terms of that agreement. The Company has registered certain fictitious name applications with the state of Florida in order to conduct business under the names "Beverly Sassoon &

Company", "Beverly Sassoon & Co." and "Beverly Sassoon." Ms. Sassoon and Mr. Sassoon have agreed to execute such additional documents, as the Company deems reasonably necessary to register and protect these intellectual property rights. As the Company develops other trademarks, trade names, copyrights or other intellectual property rights, the Company may seek to protect these, as well as those related to Ms. Sassoon and Mr. Sassoon, by registration in the United States and other countries where these products may be marketed. Depending upon the development of the Company's business, the Company may also wish to develop and market products that incorporate patented or patent-pending formulations, as well as products covered by design patents or other patent applications. While the Company may seek to protect its intellectual property, in general, there can be no assurance that its efforts to protect its intellectual property rights through copyright, trademark and trade secret laws will be effective to prevent misappropriation of its products. The Company's failure or inability to protect its proprietary rights could materially adversely affect its business, financial condition and results of operations.

Government Regulation

         The Company's skin care and sun care products and related marketing and advertising are subject to extensive governmental regulation by numerous governmental agencies and authorities, including the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, and U. S. Department of Agriculture.

The Company's existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the efficacy of products. The Company and its vendors are also subject to laws and regulations governing the manufacturing of its products See "Risk Factors - Government Regulation of Products and Marketing."

Employees

         As of September 30, 2001, the Company has five full time employees. As the Company implements its business plan, it anticipates hiring additional full-time employees. None of the employees is represented by union or other collective bargaining groups. The Company believes its relationship with its employees is good, and does not currently foresee a shortage of qualified personnel needed to operate its business.

Risk Factors

         There are certain significant risks facing the Company, many of which are substantial in nature. The following risks and information should be considered in connection with the other information contained in this filing.

         Reliance on a limited number of customers. Following the Company's initial test phase from December 1999 through February 2001 using a network marketing method of distribution, the Company developed products for retail distribution. In the fourth quarter of fiscal 2001, the Company received initial orders from Target Corporation for a line of seven skin care products for delivery starting in July 2001. Since June 30, 2001, substantially all of the Company's revenues have been derived from sales to Target Corporation. The Company does not have contracts with these customers. There are no assurances that Target Corporation will place additional orders for the Company's products. Until such time as the Company can develop additional retail outlets for its products, the Company is reliant on these sales to Target Corporation and a smaller retail chain specializing in cosmetics for its revenues. There are no assurances the Company will be able to develop additional retail outlets for its products. The loss of future sales to Target Corporation will have a material adverse affect on the Company's results of operations in future periods until such time as it is able to develop additional retail outlets for its products, of which there is no assurance.

         Acceptability of new products. The Company's products are new and there is limited brand recognition for these products. The Company has not engaged in any advertising of its products or any other activities to develop its brand. The Company faces all of the risks inherent in establishing brand recognition and consumer acceptance of new products. There can be no assurances that the Company's products will ever meet any level of consumer acceptance or brand recognition, which will have a material adverse affect on the Company's results of operations in future periods.


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

         The value of the Company's Exclusive License Agreement is also dependent upon the public perception, image, and reputation of Beverly Sassoon, Elan Sassoon, and Beverly Sassoon International, LLC. Litigation against the licensors, improper or illegal conduct, negative publicity, etc., of the licensors may have a material adverse effect upon the Company's business. See "Exclusive License Agreement."

         Government Regulation of Products and Marketing. The Company is subject to or affected by extensive governmental regulations. Such regulations govern, among other things: (i) the Company's skin care and sun care products, (ii) product formulation, manufacturing, labeling, and packaging, (iii) product claims and advertising, and (iv) fair trade practices.

         The Company's skin care and sun care products and related marketing and advertising also are subject to extensive governmental regulation. The Company may also be prohibited from making therapeutic claims regarding such products even if the Company may have research and independent studies supporting such claims. Present or future health and safety or food and drug regulations, or judicial interpretations thereof, could delay or prevent the introduction of new products or suspend the sale of existing products. See "Government Regulation - Regulation of Skin Care and Sun Care Products."

         Reliance on Suppliers and Key Vendors. The Company currently acquires its skin care and sun products and related containers and cartons from a limited number of suppliers. The loss of any of these suppliers could have a material adverse effect on the Company's business and results of operations. The Company has no contracts with its suppliers. See "Suppliers and Key Vendors."

         Competition. The markets for the Company's skin care and sun care products are intensely competitive. Many of the Company's competitors have much greater name recognition and financial resources than the Company, which may give them a competitive advantage. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future. Although the Company distributes certain products it considers proprietary, it does not currently have patent protection for its products. In addition, competitors may also introduce products utilizing the same ingredients as the Company's products. See "Competition."

         Potential Effects of Adverse Publicity. The Company's operations can be particularly impacted by adverse publicity regarding the Company, the quality of the Company's products and product ingredients or those of its competitors, regulatory investigations of the Company or the Company's competitors and their products.

         Controls by Debenture Holder. The Company issued convertible debentures payable of $2,000,000 during the period August 25, 1999 through March 20, 2000. In June 2000, the debenture holder converted $1,895,000 of the debentures to 379,000 shares of the Company's common stock at $5.00 per share. As of June 30, 2001, there was $105,000 outstanding. The debentures held by an individual require the Company to obtain the debenture holder's prior written consent to
(i) declare, order or pay any dividend (other than dividends payable solely in shares of stock), (ii) redeem any securities, (iii) adjust the salary and benefits for employees that are officers of the Company, (iv) sell all or substantially all of the assets of the Company, (v) restructure the Company, including a merger, consolidation, liquidation, recapitalization, or such other actions (vi) increase or decrease the number of directors of the Maker, (vii) commence any new business venture, new office, or invest or acquire any new entity which would require an investment of $25,000 in more in a one year period, (viii) authorize and/or issue new shares of the Company, (ix) enter into and approve any agreement or contract for the purchase of goods, services or other items between the Company, a stockholder, or a member of a stockholder's immediate family, or (x) enter into a contract for employment or for a consultant.

         Controls by Preferred Stockholder. On September 27, 2000, the Company entered into a stock purchase agreement with related parties to issue 221,458 shares of Series A Convertible Preferred Stock at a stated value of $2.50 per share. Nico P. Pronk, a Director of the Company, received 200,000 of these shares. The preferred stock carries voting rights equal to 75 votes per one (1) share of preferred stock. The stock purchase agreement also requires the Company to obtain the written approval of the holders of at least a majority of the voting power of the outstanding shares of preferred stock for the following: 1) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is transferred or disposed of, 2) alter or change the rights, preferences or privileges of the preferred stock, 3) increase or decrease the total number of authorized shares of the preferred stock, 4) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or similar to, the preferred stock, 5) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any security of the Company, 6) amend the Company's Articles of Incorporation or bylaws, 7) change the authorized number of directors of the Company's board of directors, 8) declare, order or pay any dividends on any class of securities, 9) adjust the salary of executive officers, directors, executive level independent contractors and key employees of the Company, 10) make any capital expenditures in excess of $15,000, 11) issue new shares of capital, 12) enter into or approve any agreement or contract for the purchase of goods, services or other items between the Company, a shareholder or a member of shareholder's immediate family, or 13) make any commission payment in excess of $15,000.

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

Item 3.  Legal Proceedings

         On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges that Beverly Sassoon International, LLC ("BSI") and other defendants involved with BSI fraudulently induced an elderly investor to loan $150,000 to BSI when BSI never intended to pay the loan. The complaint alleges, among other things that the Company is the successor in interest to BSI and is therefore liable to the Plaintiff. Damages in excess of $150,000 and punitive damages are being sought. The Company denies all liability related to the plaintiff's claims and intends to continue defending itself vigorously. In August 2001, the Company filed a Motion for Summary Judgment or alternatively Summary Adjudication that is pending hearing. Discovery is in progress and any trial is expected to be in the quarter ending December 31, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The common stock began trading on March 28, 2000 on the OTC bulletin board market under the symbol "ICMK." On October 15, 2001, the stock symbol is to change to "SASN." The following table sets forth the range of high and low closing sale price as reported by the OTC bulletin board for the common stock for the quarters indicated. The OTC bulletin board market quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

                                                             Low        High
                                                             ---        ----
         Third Quarter - ended March 31, 2000               $5.00      $ 6.00
         Fourth Quarter - ended June 30, 2000               $1.00      $ 6.00
         First Quarter - ended September 30, 2000          $2.625      $4.125
         Second Quarter - ended December 31, 2000           $3.00       $5.00
         Third Quarter - ended March 31, 2001              $1.250      $3.750
         Fourth Quarter - ended June 30, 2001               $1.60      $ 2.60

         As of September 30, 2001, the Company believes that it has approximately 181 record holders of its common stock.

         The Company has never declared or paid any cash dividends on the Company's common stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of the Company's business.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of operation

         The Company was engaged in direct sales business from the fall of 1999 through February 2001 at which time the Company began developing new skin care products for retail distribution. The Company had minimal sales for the period March through June 30, 2001. In the fourth quarter of fiscal 2001, the Company received purchase orders from Target Corporation that were filled in the first quarter of fiscal 2002. Operations have been funded by private investment of approximately $5,500,000, including approximately $1,660,000 received from the sale of stock and $230,000 from the issuance of secured notes subsequent to June 30, 2001.

Year ended June 30, 2001 compared to year ended June 30, 2000:

         Company sales commenced in the fall of 1999 and net sales for the years ended June 30, 2001 and 2000 were $1,208,369 and $1,955,710, respectively. The decrease in sales resulted from the Company discontinuing its network marketing business in February 2001 and having only minimum e-commerce sales in the period March through June 30, 2001.

         Gross profit as a percentage of net sales was 34% and 41% for the years ended June 30, 2001 and 2000, respectively. The decrease in gross profit resulted primarily from the Company decreasing sales volume and increasing costs and an increase in excess and obsolete inventory.

         Commissions earned by distributors of the Company's products as a percentage of net sales was 41% and 30% for the years ended June 30, 2001 and 2000, respectively. The increase in commissions as a percentage of net sales is attributable to the fact that fiscal 2000 was the startup phase of the Company's operations and the structure of the commission pay program.

         Royalty expense was $267,500 and $250,000 for the years ended June 30, 2001 and 2000, respectively. The increase is attributable to changes in the underlying license agreement.

         Selling, general and administrative expenses were $1,494,438 and $1,851,376, in the years ended June 30, 2001 and 2000, respectively Selling and general administrative expenses were 124% and 95% of net sales for the years ended June 30, 2001 and 2000, respectively. These changes in selling, general and administrative expenses are attributable primarily to the Company discontinuing its network marketing business in February 2001, having only minimum sales in the period March through June 30, 2001, and reducing overhead while developing new products for retail store distribution in the period March through June 30, 2001.

         Expense for stock, stock options and warrants issued for services was $1,812,988 and $105,337 in the years ended June 30, 2001 and 2000, respectively. The increase is primarily attributable for warrants issued for investment banking services and options issued for public relations, consulting, and referral services.

         Losses on disposal of fixed assets were $184,878 and $1,247 for the years ended June 30, 2001 and 2000, respectively. This increase is due to the discontinuance of the Company's network marketing business in February 2001.

         Interest expense was $23,400 and $4,976 for the years ended June 30, 2001 and 2000, respectively. The increase results principally from interest on notes payable and interest on certain accounts payable.

         Net loss increased by approximately $1,883,933 for the year ended June 30, 2001 compared to a net loss of $1,949,135 in the year ended June 30, 2000. Net loss as a percentage of net sales was 318% for the year ended June 30, 2001. The increase in the net loss results primarily from the discontinuance of the network marketing business in February 2001 and related write off of certain assets.

Liquidity and Capital Resources

         The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from issuance of convertible debentures, preferred stock, common stock, and notes payable (primarily secured) of approximately $5,500,000 since August 1999, including approximately $1,660,000 and $230,000 from the issuance of stock and secured notes, respectively, since June 30, 2001, and cash collected on product sales of approximately $3,160,000 in the period December 1999 through February 2001.

         For the year ended June 30, 2001, the Company had negative cash flow from operations of $1,378,220. This negative cash flow from operations primarily related to the Company's net loss, increase in deposits for purchases of inventory, and reduction in accounts payable and accrued liabilities.

         As of June 30, 2001 and 2000, working capital deficits were $827,970 and $234,859, respectively. Cash at June 30, 2001 and 2000 was $89,586 and $4,739, respectively. Subsequent to June 30, 2001, the Company issued stock for approximately $1,660,000 which is expected to support the Company's operations for twelve months

         Capital expenditures, primarily for office furniture, equipment and software were $203,293 for the year ended June 30, 2001. In addition, the Company anticipates additional similar capital expenditures of $25,000 for the next fiscal year to enhance its infrastructure and to accommodate anticipated future growth. The Company plans to finance these expenditures from operations.

         The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at June 30, 2001 were $250,958, including $72,877 for fiscal 2002.

Seasonality and Cyclicality

         In addition to general economic factors, the Company's sun care products are affected by climate and vacation patterns.

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

Item 7.  Financial Statements

         The Company's financial statements are contained in pages F-1 through F-21 as follows.

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

         Name          Age                        Position
         ----          ---                        --------

Sam A. Lazar           55                President and Chief Operating Officer

Sonny Spoden           56                Director and Chief Financial Officer

Nico P. Pronk          36                Director


         Under the Stock Purchase Agreement of September 7, 2001, Stanford Venture Capital Holdings, Inc. has the right to have a representative appointed to the Company's Board of Directors. No representative has been appointed to date by Stanford Venture Capital Holdings, Inc.

         Mr. Lazar has been President and Chief Operating Officer since April 2, 2001. From October. 21, 1981 until April 15, 1994, he served as President and Chief Executive Officer of Scientific Research Products, Inc, (SRP) a manufacturer of ethnic hair care products. In April 1994, SRP was sold to The Stephan Company, a manufacturer of hair care and skin care products. Mr. Lazar served as President of the Scientific Research Products Division of The Stephan Company from April 1994 through March 31, 2001. From 1974 until 1981, Mr. Lazar worked for the Jos. Schlitz Brewing Company where he was a regional sales manager and ultimately as.Director of Export Marketing. Prior to that, he spent three years (1971-1974) with Chesebrough-Ponds, a manufacturer of health and beauty aids, as National Accounts Manager and another three years (1968-1971) with Lever Brothers as key account sales manager. Mr. Lazar holds a Bachelor of Science degree in Labor Law with a minor in marketing, which he earned in 1968.

         Mr. Spoden has been Chief Financial Officer and a Director since August 19, 1999. From January 1996 until May 1999, Mr. Spoden was Chief Financial Officer of Easy Access International, Inc., a publicly-owned holding company with subsidiaries engaged in the development, marketing, and distribution of telecommunication products and services. From 1993 until January 1996, Mr. Spoden was an independent business and financial advisor in Boca Raton, Florida. From 1969 until 1993, Mr. Spoden was employed by Ernst & Young LLP, and was a general partner and an accounting and auditing partner for the period 1982 to 1993. Mr. Spoden received a B. S. with high honors, and a major in finance, from the University of Maryland in 1969, and has been licensed as a Certified Public Accountant.

         Mr. Pronk became a Director on December 18, 2000. Mr. Pronk has served as President, a director and shareholder of Noble International Investments, Inc., an NASD broker/dealer. Mr. Pronk is a native of Amsterdam, The Netherlands. Mr. Pronk is a graduate of the Dutch Institute for Banking and Finance. Mr. Pronk is a member of, and serves on the board of directors of, the National Investment Bankers Association and is a member of the Securities Traders Association of Florida.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10%) percent beneficial owners were compiled with during the year ended June 30, 2001.

Item 10. Executive Compensation

Cash Compensation

         The following table summarizes all compensation recorded by the Company in each of the last two fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.


-----------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                      Long Term Compensation
------------------ ------- ---------------------------------- ---------------------------- ---------- -----------------
                                  Annual Compensation                   Awards              Payouts
------------------ ------- ---------------------------------- ---------------------------- ---------- -----------------
                                                             Restricted     Securities
Name and                                       Other Annual     Stock       Underlying
Principle                  Salary    Bonus     Compensation    Award(s)     Options/SARs     LTIP         All Other
Position            Year     ($)       ($)          ($)           ($)           (#)         Payouts     Compensation
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Charles B.          2000      0         0            0             0             0             0             0
Pearlman, (1)
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Charles B.
Pearlman, (1)       1999      0         0            0             0             0             0             0
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Stephanie McAnly
(2)                 2000    88,167    10,000         0             0          200,000          0             0
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Stephanie McAnly    2001    68,000      0            0             0             0             0             0
(2)
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Menderes Akdag
(3)                 2001    44,318      0            0             0             0             0             0
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Sam A. Lazar (4)    2001    30,000      0            0             0          150,000          0             0
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------

(1) Mr. Pearlman served as the Company's Chief Executive Officer and a director of the Company from inception in 1995 until August 1999.

(2) Ms. McAnly serves as the Company's President from August 19, 1999 to February 28,2001.

(3) Mr.Akdag served as the Company's Chief Executive Officer from November 15, 2000 to March 31, 2001 and a director of the Company from December 18, 2000 to March 31, 2001.

(4) Mr. Lazar began serving as the Company's President and Chief Operating Officer on April 2, 2001.

------------------------------------------------------------------------------------------------------------------
                                          Option/SAR Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------
                                                  Individual Grants
------------------------------------------------------------------------------------------------------------------
                              Number of
                              Securities
                              Underlying       % of Total Options/SARs
                             Options/SARs      Granted to Employees in     Exercise or Base Price     Expiration
Name                         Granted (#)             Fiscal Year                  ($/Sh)                Date
------------------------ --------------------- ------------------------- ------------------------- ---------------

Sam A. Lazar (1)               150,000                   81%                       1.50            April 2, 2011
------------------------ --------------------- ------------------------- ------------------------- ---------------

(1) Mr. Lazar began serving as the Company's President and Chief Operating office on April 2, 2001.


----------------------------------------------------------------------------------------------------------
             Aggregate Option/SAR Exercises in Fiscal Year 2001 and FY-End Option/SAR Values
----------------------------------------------------------------------------------------------------------
                                             Number of Securities              Value of Unexercised
                                            Underlying Unexercised       In-the-Money Options/SARs at FY
                                            Options/SARs at FY-End                     End
                                                      (#)                               ($)
--------------------------------------- -------------------------------- ---------------------------------
                Shares
                Acquired
                   on         Value
                Exercise    Realized
Name               (#)         ($)       Exercisable    Unexercisable     Exercisable     Unexercisable
--------------- ----------- ----------- -------------- ----------------- --------------- -----------------

Sam A. Lazar(1)     0           0             0            150,000             0             $90,000
--------------- ----------- ----------- -------------- ----------------- --------------- -----------------

(1) Mr. Lazar began serving as the Company's President and Chief Operating office on April 2, 2001.

1997 Stock Option Plan

         The Company's 1997 Stock Option Plan ("Plan") was adopted by the Company's Board of Directors and the holders of a majority of issued and outstanding capital stock on October 1, 1997, effective as of that date. Under the Plan, the Company has reserved an aggregate of 1,000,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"), of which options to acquire an aggregate of 275,000 shares have been granted to Mr. Lazar and Mr. Spoden. The purpose of the Plan is to encourage stock ownership by the Company's officers, directors and key employees, and to give such persons a greater personal interest in the Company's success and an added incentive. The Board of Directors will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a) Security ownership of certain beneficial owners and management. As of October 12, 2001, there were 6,598,313 shares of the Company's Common Stock issued and outstanding and there were 221,458 shares of Series A Convertible Preferred Stock issued and outstanding. The following table sets forth, as of the close of business on October 12, 2001, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than five percent of the Company's Common Stock; and (b) the number of shares of the Company's Common Stock owned by each officer and director, and all officers and directors as a group, together with their respective percentage holdings of such shares. Unless otherwise indicated, the address for each person is 6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487.

Name and                   Amount of                 Percentage
Address of                 Beneficial                of
Beneficial Owner(1)        Ownership of Stock        Class
--------------------------------------------------------------------------------

Common Stock
------------

Sam A. Lazar(2)                       --                 0%
Sonny Spoden(3)                     75,000             1.0%
Nico Pronk, Sr.(4)                 400,000             6.1%
Beverly Sassoon
   International, LLC(5)           622,234             9.4%
Nico P. Pronk(6)                   591,759             9.0%
Stanford Venture
  Capital Holdings, Inc.(7)      1,543,748            23.4%
Beverly Sassoon (8)              2,250,000            34.1%
Elan Sassoon (9)                 2,000,000            30.3%
Capital Distributors, LLC (10)     350,000             5.3%

All Executive Officers
and Directors as a Group
(three people)(2)(3)(6)            648,009            10.0%

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

(2) Does not include 150,000 shares issuable upon exercise of options which vest at a rate of 50,000 options on April 2, 2002, 50,000 options on April 2, 2003, and 50,000 options on April 2, 2004 under the Company's 1997 Stock Option Plan which options will be exercisable for ten (10) years from the date of grant at an exercise price equal to $1.50 per share.

(3) Includes 75,000 shares issuable upon exercise of options granted under the Company's 1997 Stock Option Plan exercisable for five (5) years from the date of vesting at an exercise price of $2.50 per share. Does not include 60,000 shares under options which may be granted and exercisable for five years at an exercise price equal to the then fair market value of the stock at the date of the grant upon vesting 30,000 shares on August 19, 2001 and 30,000 shares on August 19, 2002.

(4) Includes 21,000 shares issuable upon conversion of a convertible debenture of $105,000. Mr. Pronk's address is Mr. Nico Pronk, Sr., c/o 6501 Congress Avenue, Suite 100, Boca Raton, Florida 33487.

(5) Beverly Sassoon International, LLC. is a Florida limited liability company whose principal place of business is P.O. Box 267145, Weston, FL 33326-7145. Beverly Sassoon and Elan Sassoon are the managing members and control persons of Beverly Sassoon International, LLC

(6) Includes 200,000 shares issuable upon conversion of 200,000 shares of Series A Convertible Preferred Stock and 199,884 shares issuable upon exercise of warrants. Mr. Pronk's address is Mr. Nico P. Pronk, c/o Noble Financial International Investments, Inc., 6501 Congress Avenue, Suite 100, Boca Raton, Florida 33487.

(7) Includes 375,000 shares issuable upon exercise of warrants and 125,000 shares issuable upon exercise of options. Also includes 43,748 shares held by Stanford Group Company, a wholly owned subsidiary of Stanford Venture Capital Holdings, Inc. Stanford Venture Capital Holdings, Inc.'s address is 5050 Westheimer Road, Houston, Texas 77056.

(8) Beverly Sassoon is a managing member of Beverly Sassoon International, LLC and is a control person of Capital Distributors, LLC. Ms. Sassoon's address is
P. O. Box 267145, Weston, FL 33326-7145.

(9) Elan Sassoon is a managing member of Beverly Sassoon International, LLC and is a control person of Capital Distributors, LLC. Mr. Sassoon's address is P. O. Box 267145, Weston, FL 33326-7145.

(10) Capital Distributors, LLC is a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon whose principal place of business is P. O. Box 267145, Weston, FL 33326-7145.

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

Item 12. Certain Relationships and Related Transactions

         Exclusive License Agreement - On October 13, 2000, an Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC, was modified to have the royalty terminate August 19, 2001. The royalty payment was also modified to equaling the greater of 2% of gross revenues as defined in the Exclusive License Agreement or $22,750 per month starting October 2000 until such time as the Company reports positive net cash flow from operating activities for three consecutive months. Subsequent to June 30, 2000, the options were modified to be cashless exercisable options and to be exercisable in whole or in part through August 19, 2019. The Company is in negotiations to further modify the royalty payment formula in the Exclusive License Agreement. On March 28, 2001, this Exclusive License Agreement was amended including modifying the royalty payment the greater of (i) $68,250 for each fiscal quarter in six equal installments on the 1st and 15th of each month or (ii) a payment within 5 days after the Company files its quarterly and annual financial statements with the U. S. Securities and Exchange Commission equal to
(A) 2% of estimated annual gross revenue (as defined) up to $22,500,000, plus
(B) 1.25% of estimated annual gross revenues from $22,500,000 up to $45,000,000, plus (C) .75% of estimated annual gross revenues exceeding $45,000,000. Notwithstanding the foregoing the minimum payment shall be automatically increased to $75,000 for each fiscal quarter in which the Company reports net income before depreciation and income taxes. The period of the royalty payments was also extended to the period of the Exclusive License Agreement.


         Indemnification Agreement - The Company entered into an Indemnification Agreement as amended February 8, 2001 with Beverly Sassoon, Elan Sassoon, and Capital Distributors, LLC whereby the Company may at its sole discretion under certain circumstances elect to cancel options to purchase up to 200,000 shares of the Company's common stock.

         Commissions - Commissions of $72,034 were earned by business associates of the Company who are immediate family members of the Company's former president.

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


         Stock Purchase Agreement. On September 7, 2001, the Company entered into a Stock Purchase Agreement pursuant to which the Company sold an aggregate of 1,000,000 shares of its Common Stock (the "Shares") and Common Stock Purchase Warrants to purchase 750,000 shares of its Common Stock, (the "Warrant") for an aggregate purchase price of $1,500,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of said Act. Acting as placement agent in this transaction, Noble International Investments, Inc. received $97,500.00 for fees and expenses. Nico P. Pronk, President of Noble International Investments, Inc. and a stockholder and director of the Company received warrants to purchase the 18,750 and 25,000 shares of the Company's Common Stock at $2.125 per share and $1.50 per share, respectively.

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

4(v)           Form of Common Stock Warrant**

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

10(v)          Consulting Agreement between the Company and Viking Holding Company**

10(vi)         Consulting Agreement between the Company and Hatteras Investment
               Company**

10(vii)        Office Lease between International Cosmetics Marketing Co. and
               Brookwood Meridian Partners Ltd. dated September 9, 1999**

10(viii) Employment Agreement dated as of February 13, 2000 by and between International Cosmetics Marketing Co. and William Wirch**

10(ix)         Amendment to Employment Agreement dated as of June 30, 2000 by and between International Cosmetics Marketing Co. and Stephanie McAnly.**

10(x) Consulting Agreement dated as of October 13, 2000 by and between International Cosmetics Marketing Co. and Noble International
               Investments, Inc.**


10(xi)         Security Agreement dated February 6, 2001 by and between International
               Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(1)      Secure Promissory Note for $200,000 dated February 6, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(2)      Secured Promisory Note for $25,000 dated February 28, 2001 by and between Internationa Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(3)      Secured Promissory Note for $100,000 dated March 12, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(4)      Secured Promissory Note for $100,000 dated March 28, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(5)      Secured Promissory Note for $25,000 dated April 12, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(6)       Secured Promissory Note for $80,000 dated July 16, 2001 by and between
               International Cosmetics Marketing Co. and Nico P. Pronk*

10(xi)(7)      Secured Promissory Note for $150,000 dated July 27, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk*

10(xii)        Amendment to Exclusive License Agreement dated March 28, 2001 by and between International Cosmetics Marketing Co. and Beverly Sassoon, Elan
               Sassoon, and Beverly Sassoon International, LLC.**

10(xiii)       Employment Agreement dated March 21, 2001, effective as of April 2,
               2001, by and between International Cosmetics Marketing Co. and Sam A.
               Lazar**

10(xiiii)      Stock Purchase Agreement dated September 7, 2001 by and between
               International Cosmetics Marketing Co. and Stanford Venture Capital
               Holdings, Inc.**

10(xv)         Registration Rights Agreement dated September 7 by and between
               International Cosmetics Marketing Co. and Stanford Venture Capital
               Holdings, Inc., Stanford Group Company, Nico P. Pronk, and Wayne
               Horne.**



**Previously filed
*  Filed herewithin


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

         Current Report on Form 8-K. A current report on Form 8-K was filed on October 5, 2000, regarding the Company entering into a stock purchase agreement on September 27, 2000.

         Current Report on Form 8-K. A current report on Form 8-K was filed March 19, 2001, regarding the Company's conclusion to terminate its network marketing business, termination of Stephanie McAnly as President and Director of the Company by mutual agreement effective February 28, 2001, and resignation of Menderes Akdag as Chief Executive Officer and Director of the Company.

         Current Report on Form 8-K. A current report on Form 8-K was filed on June 21, 2001, regarding the current state of the Company's business and the Company's new skin care products and the receipt of a purchase order from a major retailer.

         Current Report on Form 8-K. A current report on Form 8-K was filed on October 5, 2001, regarding the Company's entering into a Stock Purchase Agreement pursuant to which the Company sold an aggregate of 1,000,000 shares of its common stock and common stock purchase warrants to purchase 750,000 shares of its common stock for an aggregate purchase price of $1,500,000 in a private transaction exempt from registration under the Securities Act of 1933, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, International Cosmetics Marketing Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    International Cosmetics Marketing Co.


                                    By:  /s/ Sam A. Lazar
                                         --------------------------------
                                           Sam A. Lazar, President and
                                           Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                             Title                                 Date
         ---------                             -----                                 ----


/s/ Nico P. Pronk                   Director                                    October 12, 2001
---------------------------
Nico P. Pronk


/s/ Sam A. Lazar                    President and Chief Operating Officer       October 12, 2001
---------------------------
Sam A. Lazar


/s/ Sonny Spoden                    Director, Chief Financial Officer
---------------------------         and Principal Accounting Officer            October 12, 2001
Sonny Spoden


                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

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



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
International Cosmetics Marketing Co.


We have audited the accompanying balance sheets of International Cosmetics Marketing Co. as of June 30, 2001and 2000, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Cosmetics Marketing Co. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ DASZKAL BOLTON MANELA DEVLIN & CO.


Boca Raton, Florida
September 27, 2001

                    International Cosmetics Marketing Co.

                                 Balance sheets

                                                                                 June 30,             June 30,
                                                                                   2001                2000
                                                                                -----------         -----------
                                     ASSETS
Current Assets:
    Cash                                                                        $    89,586         $     4,739
    Receivables                                                                      14,000              58,351
    Inventory, net                                                                  222,590             499,617
    Deposits for inventory purchases                                                 80,135              25,245
    Prepaid expenses and other current assets                                        29,322              54,409
                                                                                -----------         -----------
                Total current assets                                                435,633             642,361

Office furniture and equipment, net                                                  69,793              96,200
License agreement, net                                                              197,005             210,912
Deposits                                                                             57,915             126,899
                                                                                -----------         -----------
                Total assets                                                    $   760,346         $ 1,076,372
                                                                                ===========         ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Demand notes payable to stockholder                                         $   500,000         $        --
    Accounts payable                                                                513,987             617,116
    Payables to related parties                                                     222,618             142,417
    Accrued liabilities                                                              26,998             117,687
                                                                                -----------         -----------

                Total current liabilities                                         1,263,603             877,220

Convertible debentures - stockholder                                                105,000             105,000

Stockholders' deficiency:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                           221                  --
    Common stock, $.001 par value, 25,000,000
     shares authorized; 5,488,963 and 5,145,730 shares issued
      and outstanding                                                                 5,489               5,146
    Additional paid-in capital                                                    5,176,352           2,046,257
    Accumulated deficit                                                          (5,790,319)         (1,957,251)
                                                                                -----------         -----------

                Total stockholders' deficiency                                     (608,257)             94,152
                                                                                -----------         -----------

                Total liabilities and stockholders' deficiency                  $   760,346         $ 1,076,372
                                                                                ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                    International Cosmetics Marketing Co.

                            Statements of Operations

                                                           Year                Year
                                                          Ended               Ended
                                                         June 30,            June 30,
                                                          2001                 2000
                                                       -----------         -----------

Net sales                                              $ 1,206,369         $ 1,955,710

Cost of sales                                              796,802           1,155,273
                                                       -----------         -----------

Gross profit                                               409,567             800,437

Operating expenses:
    Commissions                                            488,948             590,474
    Royalty and other - licensors                          289,208             250,000
    Selling, general and administrative                  1,494,438           1,851,375
    Stock, stock options and warrants issued to
    licensors and others for services                    1,812,988             105,337
                                                       -----------         -----------

Total operating expenses                                 4,085,582           2,797,186
                                                       -----------         -----------

Operating loss                                          (3,676,015)         (1,996,749)
                                                       -----------         -----------

Other income (expense):
     Forgiveness of debt                                    51,225              51,000
     Interest expense                                      (23,400)             (4,976)
     Loss on disposal of fixed assets                     (184,878)             (1,247)
     Other                                                      --               2,837
                                                       -----------         -----------

                                                          (157,053)             47,614
                                                       -----------         -----------

Loss before income taxes                                (3,833,068)         (1,949,135)

Provision for income taxes                                      --                  --
                                                       -----------         -----------

Net loss                                               $(3,833,068)        $(1,949,135)
                                                       ===========         ===========

Net loss per share:
    Basic                                              $     (0.76)        $     (0.38)
    Diluted                                            $        --         $        --
Weighted average common shares outstanding:
    Basic                                                5,043,032           5,096,822
    Diluted                                              5,043,032           5,096,822



   The accompanying notes are an integral part of these financial statements.

                    International Cosmetics Marketing Co.

           Statement of Changes in Stockholders' Equity (Deficiency)

                                                                                                                          Total
                                       Preferred                 Common                    Additional                  Stockholders'
                                         Stock     Preferred     Stock         Common       Paid-in      Accumulated      Equity
                                        Shares       Stock       Shares         Stock       Capital        Deficit     (Deficiency)
                                        ------       -----       ------         -----       -------        -------     -----------
Balances at June 30, 1999                     --    $    --     7,450,000    $   7,450   $    1,116    $    (8,116) $       450

Cancellation of shares at par value                            (4,000,000)      (4,000)       4,000                          --
Stock issued to licensor                                          900,000          900       21,600                      22,500
Stock issued for legal services                                    28,200           28        9,972                      10,000
Stock issued for consulting services                              400,000          400        9,600                      10,000
Cancellation of shares at par value                               (18,800)         (19)          19                          --
Stock issued for distributor services                               7,330            7       36,643                      36,650
Options issued for public
relations services                                                                           26,650                      26,650
Conversion of debentures                                          379,000          379    1,894,621                   1,895,000
Options issued to certain licensors                                                          42,037                      42,037
Net loss                                                                                                (1,949,135)  (1,949,135)
                                      ----------   --------   -----------    ---------   ----------    -----------  -----------

Balances at June 30, 2000                     --         --     5,145,730        5,145    2,046,258     (1,957,251)      94,152
                                                                                                                             --
Options issued to certain licensors                                                          12,126                      12,126
Conversion of accounts payable                                     21,900           22       54,727                      54,749
Conversion of advances payable            16,000         16        18,000           18       84,966                      85,000
Cancellation of shares at par value                              (400,000)        (400)         400                          --
Issuance of preferred stock              200,000        200                                 499,800                     500,000
Conversion of legal fees payable           5,458          5                                  13,640                      13,645
Issuance of common stock at $3.00
per share, net of issuing costs                                   110,000          110      284,200                     284,310
Change in issuance of common stock
from $3.00 to $1.50 per share                                     110,000          110         (110)                         --
Stock options - certain licensors                                                            36,378                      36,378
Stock options - employee                                                                    150,000                     150,000
Issuance of common stock for
public relations services                                         190,000          190      379,810                     380,000
Stock options for consulting services                                                       267,400                     267,400
Transfer of 30,000 shares of
common stock by stockholders for
public relations services                                                                    60,000                      60,000
Issuance of common stock at $1.50
per share, net of issuance costs                                  293,333          294      381,757                     382,051
Warrants issued for investment
banking services                                                                            905,000                     905,000
Net loss                                                                                                (3,833,068)  (3,833,068)

                                      ----------   --------   -----------    ---------   ----------    -----------  -----------

Balances at June 30, 2001                221,458        221     5,488,963        5,489    5,176,352     (5,790,319)    (608,257)
                                      ==========   ========   ===========    =========   ==========    ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                    International Cosmetics Marketing Co.

                            Statements of Cash Flows


                                                                                          Year                Year
                                                                                         Ended               Ended
                                                                                        June 30,            June 30,
                                                                                          2001                2000
                                                                                      -----------         -----------
Cash Flows From Operating Activities:
    Net loss                                                                          $(3,833,068)        $(1,949,135)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Loss on disposal of fixed assets                                                  184,878               1,247
        Depreciation expense                                                               30,822              17,143
        License amortization expense                                                       13,906              11,589
        Provision for inventory obsolescence                                              355,955             319,977
        Stock, stock options and warrants issued to licensors and
          others for services                                                           1,812,988             123,253
        Changes in operating assets and liabilities:
            Receivables                                                                    44,351             (58,351)
            Inventory                                                                     (78,928)           (819,594)
            Deposits for inventory purchases                                              (54,890)            (25,245)
            Deposits for services                                                          58,342            (126,899)
            Prepaid expenses and other current assets                                      25,087             (42,985)
            Accounts payable                                                              (34,735)            607,775
            Payable to related parties                                                    165,201              42,000
            Accrued liabilities                                                           (68,129)            117,687
                                                                                      -----------         -----------

                Net cash used in operating activities                                  (1,378,220)         (1,781,538)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                                           (203,293)           (114,590)
    License agreement                                                                          --            (200,000)
                                                                                      -----------         -----------

                Net cash used in investing activities                                    (203,293)           (314,590)

Cash Flows from Financing Activities:
    Advances payable to stockholders                                                           --             100,417
     Proceeds from issuance of notes payable to stockholder                               500,000                  --
     Proceeds from issuance of common stock, net of issuance costs                        666,360                  --
    Proceeds from issuance of preferred stock                                             500,000                  --
     Proceeds from ssuance of convertible debentures                                           --           2,000,000
                                                                                      -----------         -----------

                Net cash provided by financing activities                               1,666,360           2,100,417

                Net increase in cash                                                       84,847               4,289

Cash, beginning of period                                                                   4,739                 450
                                                                                      -----------         -----------

Cash, end of period                                                                   $    89,586         $     4,739
                                                                                      ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                    International Cosmetics Marketing Co.

                            Statements of Cash Flows

                                                                                                Year              Year
                                                                                               Ended             Ended
                                                                                              June 30,          June 30,
                                                                                               2001              2000
                                                                                             ---------          ---------
Supplemental disclosure of cash flow information:
    Interest paid                                                                            $   2,759          $      --
    Income taxes paid                                                                        $      --          $      --

Supplemental Disclosure of Noncash Investing and Financing
Activities for the year ended June 30, 2001:
    Warrants issued for investment banking services valued at $905,000
    Stock options issued for consulting services valued at $267,400
    190,000 shares of common stock issued for public relations services valued at $2.00 per share
    30,000 shares of common stock of certain shareholders transferred for public relations services valued at $2.00 per share
    Options of certain licensors valued at $48,504
    Call options granted on previously issued options to employee valued at $150,000
    21,900 shares of common stock issued for accounts payable at
        $2.50 per share
    18,000 shares of common stock issued for advance payable to related parties at $2.50 per share
    400,000 shares of common stock previously issued conditionally cancelled at par value
    5,458 shares of preferred stock issued for legal fees payable at
        $2.50 per share
    16,000 shares of preferred stock issued for conversion of advance payable to related parties at $2.50 per share

Supplemental Disclosure of Noncash Investing and Financing
Activities for the year ended June 30, 2000:
    4,000,000 shares cancelled at par value
    900,000 shares of common stock issued in acquisition of license agreement valued at $22,500
    28,200 shares of common stock issued for legal services valued at $10,000
    400,000 shares of common stock issued conditionally for
        consulting services valued at $10,000
    18,800 shares of common stock cancelled at par value
    7,330 shares of common stock issued to distributors at $5.00 per share
    5,000 options issued for public relations services at $5.50 per share
    379,000 shares issued for conversion of debentures at $5.00 per share
    Options issued to certain licensors value at $42,037





   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL COSMETICS MARKETING CO.
                          NOTES TO FINANCIAL STATEMENTS


1. - THE COMPANY
----------------

International Cosmetics Marketing Co. (the "Company"), d/b/a Beverly Sassoon & Co., has the exclusive worldwide rights to use the names and likenesses of Beverly Sassoon and Elan Sassoon.

The Company commenced operations in late 1999 to develop and distribute a variety of skin care and nutritional products branded with the Beverly Sassoon and Elan Sassoon names. Following the initial test phase from December 1999 through February 2001 using a network marketing method of distribution, the Company developed products for retail distribution. In the fourth quarter, the Company received initial orders from Target Corporation for a line of seven skin care products for delivery starting in July 2001.

In August 1999, the Company changed its name from CindyCo, Inc. to International Cosmetics Marketing Co. On November 29, 1999, the Board of Directors retroactively approved a change in the Company's fiscal year end from December 31 to June 30.

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred.

2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change in the near term include reserves for excess and obsolete inventory and sales returns and allowances.

Revenue Recognition
-------------------

The Company recognizes revenue at the time it ships products to customers.

Sales Returns and Allowances
----------------------------

Accruals for sales returns and allowances are based on industry experience and the Company's limited experience to date.

Cash and Cash Equivalents
-------------------------

Cash consists of demand deposits and cash equivalents, which are short term investments with original maturities of 90 days or less. At June 30, 2001 and 2000, the Company had no cash equivalents.

Inventories
-----------

Inventories are recorded at the lower of cost or market. Cost is determined by the average method while market is determined by replacement cost for raw materials and net realizable value for finished goods. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

Property and Equipment
----------------------

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

Intangible Assets
-----------------

Intangible assets include a license agreement that was acquired with cash and common stock. The license agreement is being amortized on the straight-line basis over 16 years.

Advertising Expense
-------------------

Advertising expense is recognized as incurred. The Company had no advertising expense in the years ended June 30, 2001 and 2000.

Stock Based Compensation
------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting of Stock Based Compensation," which is effective for the accompanying financial statements of the Company. SFAS 123 requires extended disclosures of stock based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to apply Accounting Principles Board Opinion No. 25 (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company accounts for its stock based compensation awards to employees under the provisions of APB 25, and will disclose the required pro form effect on net income and earnings per share at such time as options are granted.

The Financial Accounting Standards Board's Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" addresses implementation practice issues in accounting for compensation costs under existing rules prescribed by APB 25. The new rules are applied prospectively to all new awards, modifications to outstanding awards and changes in grantee status after July 1, 2000, with certain exceptions.

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the prior year to conform with the presentation of the current year.

Accounting Pronouncements
-------------------------

The Financial Accounting Standards Board ("FASB") has recently issued Statements of Financing Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and 142 are not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS establishes accounting requirements for obligations associated with tangible long-lived assets. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.


3. -  SUBSEQUENT EVENTS
-----------------------

Subsequent to June 30, 2001, the Company recognized its first sales to Target Corporation and a retail chain specializing in cosmetics.

In July 2001, the Company issued 6% secured notes payable to a preferred stockholder aggregating $230,000 (see Note 8).

In the period July through September, the Company issued 109,350 shares of common stock for $164,025 ($1.50 per share). In connection with the sale of common stock the Company incurred placement agent fees and expenses of $21,323 and the placement agent has earned five year warrants, exercisable at $1.50 per share, to purchase 10,935 shares of the Company's common stock with certain registration rights with respect to the common stock underlying the warrants (See Note 8).

In September 2001, the Company entered into a Stock Purchase Agreement with a venture capital firm for the sale of 1,000,000 shares of the Company's common stock for $1,500,000 ($1.50 per share) and warrants to purchase 750,000 shares of the Company's common stock. The warrants are exercisable for five years at an exercise price of $2.125 per share. Net proceeds to the Company after placement agent fees and expenses of $195,000 (see Note 8) and legal expenses were approximately $1,275,000. The placement agent also earned five year warrants, exercisable at $1.50 per share, to purchase 100,000 shares of the Company's common stock and exercisable at $2.125 to purchase 75,000 shares of the Company's common stock with registration rights with respect to the common stock underlying the warrants (Note 8). The placement agent fees and expenses and warrants were allocated equally between the placement agent and the venture capital firm. The Company has agreed to file a Registration Statement as promptly as practicable (but in any event within 90 days) and to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable thereafter. Additionally, the Registration Rights Agreements provides for one demand registration right and certain piggyback registration rights. In connection with this transaction, the Company's major preferred stockholder (see Note13) has agreed to vote his and each transferee of his shares of Common Stock or Preferred Stock to elect a director nominated by the Board on behalf of the venture capital firm. This agreement shall terminate upon the earlier of September 7, 2003 or any event which results in the venture capital firm at any time being the beneficial owner of less than fifty percent of the securities acquired from the Company.

4. - CONCENTRATIONS
-------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and inventory on hand and on order.

The Company maintains its cash in demand deposit accounts that, at times may exceed the Federal Deposit Insurance Corporation limits. These balances are maintained with a high quality institution and the Company has not experienced any losses in such accounts.

As of June 30, 2001, inventory on hand and on order was primarily to fulfill the orders of Target Corporation. The Company currently has a concentration in its suppliers for inventory containers, packing and shipping material, and product fulfillment.

Subsequent to June 30, 2001, substantially all of the Company's sales have been with Target Corporation.

5. - INVENTORIES
----------------

Inventories consist of the following:

Finished goods, net of reserve of $149,910 for excess
quantities and obsolescence                                            $ 26,455
Raw material, principally bottles and containers, net of
reserve of $82,430 for excess and obsolescence                          196,135
                                                                       --------
                                                                       $222,590
                                                                       --------
6. - PROPERTY AND EQUIPMENT

                                                         Estimated
                                                         Useful Life
                                                           Years

Office equipment                                             3         $ 63,582
Office furniture                                             5           43,103
Leasehold improvements                                       4           10,400
                                                                       --------
                                                                        117,085
Less accumulated depreciation and amortization                           47,292
                                                                       --------
                                                                       $ 69,793
                                                                       --------

Loss on disposal of fixed assets aggregated $184,878 and $1,247 in the years ended June 30, 2001 and 2000, respectively. The loss in the year ended June 30, 2001 resulted principally from the Company's changing from distributing its products using network marketing to retail distribution.

7. - COMMITMENTS AND CONTINGENCIES
----------------------------------

Exclusive License Agreement
---------------------------

On August 19, 1999, the Company entered into an exclusive worldwide license agreement with Beverly Sassoon International, LLC (a Florida limited liability company), Beverly Sassoon and Elan Sassoon. The agreement was modified on October 13, 2000 and amended in March 28, 2001. The agreement was modified in October 2000 and amended in March 2001. The agreement grants the Company the rights to utilize Ms Sassoon's and Mr. Sassoon's names and likenesses with the manufacturing and promotion of products, except for hair care products (as defined). The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

The Company retains full control over the manufacturing, development and marketing of the Company's products. Ms. Sassoon and Mr. Sassoon, through Beverly Sassoon International, LLC will consult with the Company in connection with product development and marketing. As consideration for the rights granted under this agreement, Beverly Sassoon International, LLC was paid $200,000, including $50,000 for certain expenses and was issued 900,000 shares of the Company's common stock and options were granted to Beverly Sassoon, Elan Sassoon and a related company to purchase 4,850,000 shares of the Company's common stock (see Note 10).

Under the amended agreement, the Company pays Beverly Sassoon International, LLC a royalty which is the greater of (i) $68,250 for each fiscal quarter in six equal installments on the 1st and 15th of each month or (ii) a payment within 5 days after the Company files its quarterly and annual financial statements with the U. S. Securities and Exchange Commission equal to (A) 2% of estimated annual gross revenue (as defined) up to $22,500,000, plus (B) 1.25% of estimated annual gross revenues from $22,500,000 up to $45,000,000, plus (C) .75% of estimated annual gross revenues exceeding $45,000,000. Notwithstanding the foregoing the minimum payment shall be automatically increased to $75,000 for each fiscal quarter in which the Company reports net income before depreciation and income taxes. Under the amended agreement, the royalty payment termination date of August 19, 2001 was changed to the period of the Exclusive License Agreement.

As of June 30, 2001, no amounts were owed under the Agreement. As of June 30, 2000, $42,000 was owed under the agreement of which $24,750 was forgiven in the year ending June 30, 2001.

Leases
------

The Company has certain non-cancelable operating leases for office space and office equipment. Rent expense was $95,948 and $56,195 for the years ending June 30, 2001 and 2000, respectively. Future minimum lease commitments under these leases at June 30, 2001 are as follows:

Fiscal years ending June 30,
    2002                                         $ 72,877
    2003                                           74,589
    2004                                           75,391
    2005                                           28,101
                                                 --------
Total minimum lease payments                     $250,958
                                                 --------

Employment Contracts
--------------------

At June 30, 2001, the Company has employment contracts with its two officers that expire in August 2002 and April 2004 for annual base compensation aggregating up to $230,000.

Contingencies
-------------

Contingencies - On November 7, 2000, a lawsuit was filed against the Company, its licensors (Beverly Sassoon International, LLC ("BSI") and Beverly Sassoon), and others. The complaint alleges, among other things, that the Company is a successor in interest to BSI and that BSI and other defendants fraudulently induced an elderly investor to loan $150,000 to BSI prior to the time of the Company's license agreement or association with BSI, Beverly Sassoon and Elan Sassoon. Damages in excess of $150,000 and punitive damages are being sought. The Company denies all liability related to the plaintiff's claims, and the Company intends to continue defending itself vigorously. In August 2001, the Company filed a Motion for Summary Judgment or alternatively Summary Adjudication that is pending hearing. Discovery is in progress and the case is set for trial in October 2001. No provision for loss regarding these claims has been recorded in the accompanying financial statements.

8. - RELATED PARTIES
--------------------

In December 2000 the Company's primary preferred stockholder loaned the Company $50,000 pursuant to a 6% unsecured demand note. In the six months ended June 30, 2001, this stockholder loaned the Company $450,000 pursuant to a series of 6% demand notes under a security agreement. Under the security agreement, the notes are secured by all assets of the Company. See Note 3 for additional borrowings subsequent to June 30, 2001.

In November 2000, Ms. Beverly Sassoon, Mr. Elan Sassoon, and Capital Distribution, LLC, a company controlled by Beverly Sassoon and Elan Sassoon, granted call options to the Chief Executive Officer and three employees hired by the Company on options the Company had previously granted to Capitol Distribution, LLC. The call options were for 550,000 shares of the Company's common stock at $1.50 per share. Upon the Company's change from distributing its products using network marketing to retail distribution and the resignation of the Chief Executive Officer and the three employees in the quarter ended March 31, 2001, the call options were cancelled except for options for 40,000 shares of the Company's common stock. Expense of $150,000 was recorded for these options and added to additional paid-in capital. The call options are exercisable for the period through March 15, 2004. The Company has granted registration rights for the call options in certain public offerings of its equity securities. The Company is not required to file a registration statement registering the call option shares if the call option shares may be sold pursuant to Rule 144 of the Securities Exchange Act.

In October 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer as summarized in Note 14. The Company's secured note holder (see above) and primary convertible preferred shareholder (see Note 13) is a stockholder of the Company and president of the broker dealer. Under this agreement, consulting expense of $90,000 was incurred and remains payable at June 30, 2001. Additionally, under the agreement, the Company issued five year cashless exercise warrants to the broker dealer to purchase 250,000 shares of the Company's common stock at an exercise price of $1.50 per share (as adjusted) for which the broker dealer was granted registration rights with respect to the common stock underlying such warrants. Investment banking expense of $895,000 was recorded for these warrants and added to additional paid-in capital. In November 2000 and April 2001, the Company entered into a Placement Agent Agreements with the broker dealer in connection with sale of stock. Under the agreement, the Company pays a fee equal to ten percent of the price of each share sold by or through the placement agent and an expense allowance equal to three percent of the gross proceeds of stock sold. In connection with shares of common stock sold for $770,000, the Company incurred fees and expenses to the placement agent of $100,100 which have been charged against additional paid-in capital. At June 30, 2001, placement agent fees and expenses of $40,100 remain payable. Under the Placement Agent Agreements, the broker dealer also earned five year cashless exercise warrants to purchase 51,333 shares of the Company's common stock at an exercise price of $1.50 per share. The Company granted registration rights with respect to the common stock underlying such warrants.

Commissions of $72,034 and $95,585 in the years ended June 30, 2001 and 2000, respectively, were paid to business associates of the Company who are immediate family members of the Company's former president. Commissions of $9,881 and $10,925 in the years ended June 30, 2001 and 2000, respectively were paid to Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon. These commissions were terminated with the Company's change from distributing its products using network marketing to retail distribution.

Legal fees of $81,909 and $64,564 in the years ended June 30, 2001 and 2000 were incurred with a law firm which firm and certain of its principals are stockholders of the Company. In October 2000, $13,645 of these legal fees were converted to convertible preferred stock (see Note 13). In the year ended June 30, 2001, principals of the law firm transferred 30,000 shares of common stock of the Company to a public relations firm providing services to the Company. Public relations expense of $60,000 was recorded for these shares and added to additional paid-in capital.

During the year ended June 30, 2000, the Company received advances from three stockholders or affiliates of the stockholders aggregating $100,417. In June 2000, one of these advances for $45,000 was converted into the Company's common stock at $2.50 per share. In October 2000, an advance of $40,000 was converted into convertible preferred stock (see Note 13). At June 30, 2001, $15,417 of the advances remain payable.

Effective June 30, 2000, a verbal consulting agreement with a stockholder and a related business associate agreement were terminated. Consulting fees of $34,000 and commissions of $7,433 were paid under these agreements in the year ending June 30, 2000. Liabilities aggregating $54,749 under these agreements were converted to 39,900 shares of the Company's common stock at $2.50 per share and consulting fees payable of $51,000 were forgiven effective June 30, 2000. In the year ended June 30, 2000, a supplier to the Company paid a royalty of $47,877 to a company whose president is a stockholder of the Company.

In September 2000, consulting agreements with two companies affiliated with a stockholder, were terminated. The 400,000 shares of the Company's common stock conditionally issued to these entities in the year ending June 30, 2000 were returned to the Company and cancelled in September 2000.

9. - INCOME TAXES
-----------------

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

The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                        2001            2000
                                                    -----------      ----------
Taxes currently payable                             $        --      $       --
Deferred income tax benefit                           1,420,393         682,672
Deferred income tax benefit                          (1,420,393)       (682,672)
                                                    -----------      ----------

Provision (benefit) for income taxes                $        --      $       --
                                                    -----------      ----------

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                        2001            2000
                                                   ------------      ----------

Benefit computed at the statutory rate (34%)       $ (1,303,243)     $ (430,998)
Increase (decrease) resulting from
Non-deductible expenses                                  21,991        (175,315)
State income taxes, net of federal income tax
   benefit                                             (139,141)        (76,359)
Reinstatement/change in deferred tax asset
Valuation allowance                                   1,420,393         682,672
                                                   ------------      ----------
Tax provision (benefit)                            $         --      $       --
                                                   ------------      ----------

The components of the deferred tax asset were as follows at June 30:


                                                        2001            2000
                                                   ------------       ---------

Deferred tax assets:
    Net operating loss carryforward                $ 1,255,146       $  489,845
    Stock warrants issued                              340,552               --
    Stock options granted                              330,355           54,170
    Other                                              177,800          144,657
                                                   ------------      ----------
            Total deferred tax asset                 2,103,853          682,672
                                                   ------------      ----------

Deferred tax liabilities:
    Other                                                 (789)              --
            Total deferred tax liabilities                (789)              --
                                                   ------------      ----------

         Net deferred tax asset                      2,103,064          682,672
                                                   ------------      ----------
Valuation allowance:
    Beginning of year                                 (682,672)              --
    Decrease (increase) during year                 (1,420,392)        (682,672)
         Ending balance                             (2,103,064)        (682,672)
                                                   ------------      ----------
         Net deferred taxes                        $        --       $       --
                                                   ------------      ----------

As of June 30, 2001, the Company's net operating loss carry-forwards approximating $1,220,000 and $2,112,000 which expire principally in 2020 and 2021.

10. - STOCK OPTIONS AND WARRANTS
--------------------------------

Stock Options
-------------

The Company has a stock option plan entitled the 1997 Stock Option Plan under which 1,000,000 shares of common stock have been reserved for issuance pursuant to options granted under the plan. The Plan provides for the award of options, which may be either incentive stock options (ISO's) within the meaning of the Internal Revenue Code or non-qualified options (NQO's) which are not subject to special tax treatment. The Plan is administered by the board of directors. Subject to certain restrictions, the board of directors is authorized to designate the number of shares to be covered by each award, the terms of the award, the dates on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

The exercise price for ISO's cannot be less than the fair market value of the stock subject to the option on the grant date. The exercise price of a NQO shall be fixed by the board of directors at whatever price the board may determine in good faith. Options issued under the Plan for the years ended June 30, 2001 and 2000 are exercisable at $1.50 and $2.50 per share, respectively. Options under the Plan generally vest over 3 years and are generally exercisable over 5 years while the individual is an employee, or ordinarily within one month following termination of employment.

In addition to options issued under the 1997 Stock Option Plan, the Company has issued additional options as follows:

         In an agreement of August 19, 1999, as modified in October 2000 and as amended in March 2001 Beverly Sassoon, Elan Sassoon and/or Capital Distributors, LLC, a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon, were granted options to purchase 4,850,000 shares of the Company's common stock. The options are cashless exercisable at $.001 for the period August 19, 2001 through August 19, 2019 in the following quantities: 1) 2,250,000 shares for Beverly Sassoon, 2) 2,000,000 shares for Elan Sassoon, and 3) 600,000 shares for Capital Distributors, LLC. The Company recognized expense of $48,504 and $42,037 relating to these options in the years ending June 30, 2001 and 2000, respectively. The Company granted registration rights with respect to the common stock underlying the options. In August 2000, the Company entered into an Indemnification Agreement, which was amended in February 2001, with Beverly Sassoon, Elan Sassoon, and Capital Distributors, LLC whereby the Company may at its sole discretion under certain circumstances elect to cancel options to purchase up to 200,000 shares of the Company's common stock. Also in February 2001, Capital Distributors, LLC assigned options exercisable at $.01 per share for 250,000 shares of the Company's common stock to a former member of Beverly Sassoon International, LLC. In September 2001, these 250,000 options were sold to a venture capital firm that invested in the Company (see Note 3). In March 2001, Capital Distributors, LLC assigned options exercisable at $1.50 per share for 40,000 shares of the Company's common stock for the period through March 14, 2004 to a former executive of the Company (see Note 8).

         In April 2001, the Company granted options to two individuals for referral and consulting services to purchase 140,000 shares of the Company's common stock at $1.50 per share for the period through March 31, 2004 with registration rights with respect to the common stock underlying the options. Consulting expense of $267,400 was recorded for these options and added to additional paid-in capital.

         In May 2000, the Company entered into an agreement with a public relations firm under which the Company granted options for 5,000 shares of stock in the year ended June 30, 2000 and recognized public relations expense of $26,650. In the year ended June 30, 2001, the agreement was terminated and the options expired.

A summary of the Company's stock options activity is as follows:

                                                  Number of   Weighted Average
                                                   Shares      Exercise Price
                                                 ----------    --------------

Options outstanding at June 30, 1999:
         Options granted                          5,320.334       $   .22
         Options exercised                               --            --
         Options forfeited                         (100,000)         2.50
                                                 ----------       -------

Options outstanding at June 30, 2000:             5,220,334           .18
         Options granted                            325,000          1.50
         Options exercised                               --            --
         Options forfeited                         (276,167)         2.59
                                                 ----------

Options outstanding at June 30, 2001              5,269,167       $   .14
                                                 ----------       -------
Options outstanding at June 30, 2001:

                                       Weighted-Average
                         Number            Remaining          Weighted-Average
Exercise Price       Outstanding        Contractual Life       Exercise Price
--------------       -----------        ---------------        --------------

$.001                4,850,000               18.13                 $  .001
$1.50                  325,000                5.98                 $ 1.500
$2.50                   94,167                3.84                 $ 2.500

Options exercisable at June 30, 2001:

                        Number                                Weighted-Average
                     Outstanding                               Exercise Price
                     -----------                               --------------
                       237,361                                     $  1.76

Additionally, an officer of the Company is to be granted an additional 60,000 options to purchase, subject to certain restrictions, shares of the Company's common stock at fair market value at the date of grant.

SFAS 123 requires "as adjusted" information regarding net income (loss) and net income (loss) per share to be disclosed. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended June 30, 2001 and 2000.

                                                     2001             2000
                                                 -----------       -----------
         Expected dividend yield                    0.00%              0.00%
         Calculated volatility                      1.31               4.28
         Risk-free interest rate                    5.85%              5.85%
         Expected life of the options in years      6.88               3.00

The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosure. The net income (loss) per share "as adjusted" for the effects of SFAS 123 is not indicative of the effects on reported net income (loss) for future years. The Company's reported "as adjusted" information for the years ended June 30, 2001 and 2000 are as follows:

                                                     2001             2000
                                                 -----------       -----------
         Net loss                                $(3,833,068)      $(1,949,135)
         As adjusted                             $(3,895,267)      $(1,977,258)

         Net loss per share as reported - basic  $      (.76)      $      (.38)
         Net loss per share as adjusted - basic  $      (.77)      $      (.39)

Warrants
--------

During the year ended June 30, 2001, the Company issued warrants which remain outstanding at June 30, 2001 as follows:

         Cashless exercise warrants expiring October 12, 2005 to purchase 250,000 shares of the Company's common stock at $1.50 per share (as adjusted) with registration rights with respect to the common stock underlying the warrants (see Note 14). The Company recognized expense of $905,000 relating to these options in the year ending June 30, 2001.

         Warrants expiring January 30, 2006 to purchase 22,000 shares and warrants expiring September 30, 2006 to purchase 29,333 of the Company's common stock at $1.50 per share with registration rights with respect to the common stock underlying the warrants (see Note 8). The resulting expense has been recorded as the cost of capital in additional-in capital.

11. - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------------

The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement on Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2001. Since the reported fair values of financial instruments are based on a variety of factors that may not represent actual values that could have been realized as of June 30, 2001 or that will be realized in the future.

The respective carrying value of certain on-balance sheet financial instruments (cash, accounts receivable, 6% demand notes payable, accounts payable, and accrued expenses) approximated their fair values. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the long term 0% convertible debentures payable of $105,000 is estimated to be $120,000 at June 30, 2001.

12. - CONVERTIBLE DEBENTURES
----------------------------

During the year ended June 30, 2000, the Company issued 0% convertible debentures to an individual aggregating $2,000,000. In June 2000, the debenture holder converted $1,895,000 of the debentures to 379,000 shares of the Company's common stock at $5.00 per share. If the outstanding debenture of $105,000 at June 30, 2001 and 2000 is not converted by the debenture holder or paid by the Company on or before October 26, 2002, the debenture shall be automatically converted. The debenture provides for adjustment of the conversion price for any stock splits, stock dividends, corporate reorganizations and certain other corporate transactions and issuance of securities.

Similar to the restrictive provisions of the convertible preferred stock discussed in Note 13, the debentures contain restrictive provisions that significantly limit the authority of the officers and the Board of Directors of the Company.

13. - ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND CHANGE IN
-----------------------------------------------------------
CONTROL OF THE COMPANY
----------------------

On September 27, 2000, the Company entered into a stock purchase agreement with related parties to issue 221,458 shares of Series A Convertible Preferred Stock at a stated value of $2.50 per share. For 200,000 of the shares, the Company received $500,000 from a son of the debenture holder (see Note 12). An advance payable of $40,000 at June 30, 2000 was converted for 16,000 of the shares and legal fees payable of $13,645 were converted for 5,458 of the shares. This preferred stock is convertible into the Company's common stock at $1.50 per share (as adjusted). The stock purchase agreement provides for adjustment of the conversion price for any stock splits, stock dividends, corporate reorganizations and certain other corporate transactions and issuance of securities. The stock purchase agreement provides the purchasers of the preferred stock certain registration rights. The preferred stock includes no dividend.

The preferred stock entitles each such stockholder to seventy-five (75) votes for each one (1) vote of common stock, and shall be entitled to vote together as a single class with holders of common stock, with respect to any question or matter which holders of common stock have the right to vote. The preferred stock also entitles the holders thereof to vote as a separate class.

The stock purchase agreement also requires the Company to obtain the written approval of the holders of at least a majority of the voting power of the outstanding shares of preferred stock for the following: 1) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is transferred or disposed of, 2) alter or change the rights, preferences or privileges of the preferred stock, 3) increase or decrease the total number of authorized shares of the preferred stock, 4) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or similar to, the preferred stock, 5) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any security of the Company, 6) amend the Company's Articles of Incorporation or bylaws, 7) change the authorized number of directors of the Company's board of directors, 8) declare, order or pay any dividends on any class of securities, 9) adjust the salary of executive officers, directors, executive level independent contractors and key employees of the Company, 10) make any capital expenditures in excess of $15,000, 11) issue new shares of capital, 12) enter into or approve any agreement or contract for the purchase of goods, services or other items between the Company, a shareholder or a member of shareholder's immediate family, or 13) make certain commission payments in excess of $15,000.

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

14. - FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING CONTRACT
----------------------------------------------------------------------------

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 13). The agreement provides a monthly consulting fee of $10,000 plus five year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.50 (as adjusted) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants.

Additionally, the agreement provides for payment of a transaction fee equal to
1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee subject to a minimum of $25,000 and 1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer; 2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to the broker dealer's employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

The term of this agreement is for the three years ending October 12, 2003 and is renewable by mutual consent. This agreement may not be terminated by either party during the first 12 months. If within the first twelve (12) months, the Company completes a financing as a result of which it receives gross proceeds of $1,000,000 or more (the "initial Financing"), the Company may not terminate this agreement prior to the expiration of the term. If the Company does not complete the Initial Financing, either party may terminate this agreement by giving the other party at least thirty (30) days written notice of termination, at which time the Company shall pay the broker dealer all fees earned and all reasonable expenses.

The agreement provides that the Company agrees to retain the broker dealer on an exclusive basis in connection with a possible transaction, alternate transaction or financing for the term of the agreement.

15. - ADJUSTMENTS TO PRIOR INTERIM PERIODS
------------------------------------------

In the fourth quarter, the Company made adjustments to prior interim quarters of the year ending June 30, 2001 as follows:

                                                 December 31        March 31
                                                 -----------        --------

Overstatement (understatement) of expense
related to valuation of stock options and
warrants utilizing the Black-Shoals option
pricing model                                    $19,074,873        $(12,126)