Form 10QSB/A
period 2000-12-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2001-10-30
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

                                   (Mark One)

          {X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000
                ------------------------------------------------

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                         Commission File Number: 0-27833
                         -------------------------------
                      INTERNATIONAL COSMETICS MARKETING CO.
        (Exact name of small business issuer as specified in its charter)


              Florida                                65-0598868
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


                                   YES X NO___
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date As of February 15, 2001, 4,905,630 shares of Common Stock are issued and outstanding.

                      INTERNATIONAL COSMETICS MARKETING CO.
               Form 10-QSB for the quarter ended December 31, 2000


                                TABLE OF CONTENTS
                                       AND
                         INFORMATION REQUIRED IN REPORT



                                     Part I

Condensed Balance Sheet (Unaudited) as of December 31, 2000                  1
Condensed Statements of Operations (Unaudited) for the three months ended December 31, 2000 and 1999 and the six months ended
     December 31, 2000 and 1999                                              2
Condensed Statement of Changes in Stockholder's Equity (Unaudited)
     for the three months                                                    3
    ended December 31, 2000
Condensed Statements of Cash Flows for the six months ended                  4
    December 31, 2000 and 1999
Notes to Condensed Financial Statements                                      6
Management's Discussion and Analysis of Financial Condition                 12
    and Results of Operations

                                     Part II

Legal Proceedings                                                           16
Changes in Securities and Use of Proceeds                                   16
Defaults upon Senior Securities                                             16
Submissions of Matters to a Vote of Security Holders                        16
Other Information                                                           16
Exhibits and Reports on Form 8-K                                            16
Signatures                                                                  17

In the fourth quarter ending June 30, 2001. the Company made an adjustment to record a net reduction of $19,074,873 in expenses and additional paid-in capital in the quarter ended December 31, 2000 relating to stock options and warrants utilizing the Black-Scholes option pricing model. This Form 10-QSB/A reflects this adjustment.


                          Part I. Financial Information

Item 1. Condensed  Financial Statements

                     International Cosmetics Marketing Co.

                            Condensed Balance Sheet
                                  (Unaudited)

                                                                                  December 31,
                                                                                     2000
                                                                                 -----------
                                     ASSETS
Current Assets:
    Cash                                                                         $    73,662
    Receivables - credit cards and bank drafts                                        88,257
    Inventory, net                                                                    95,601
    Deposits for inventory purchases                                                  94,983
    Prepaid expenses and other current assets                                         34,936
                                                                                 -----------
                Total current assets                                                 387,439

Office furniture and equipment, net                                                  204,582
License agreement, net                                                               203,959
Deposits                                                                             136,633
                                                                                 -----------
                Total assets                                                     $   932,613
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    6% demand note payable to stockholder                                             50,000
    Accounts payable                                                                 435,006
    Payables to related parties                                                      117,348
    Payable to licensors                                                              11,375
    Accrued liabilities                                                               58,557
                                                                                 -----------
                Total current liabilities                                            672,286

Convertible debentures - stockholder                                                 105,000

Stockholders' equity:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                            221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 4,865,630 and 5,145,730 shares
      issued and outstanding                                                           4,866
    Additional paid-in capital                                                     3,825,722
    Accumulated deficit                                                           (3,675,482)
                                                                                 -----------

                Total stockholders' equity                                           155,327
                                                                                 -----------
                Total liabilities and stockholders' equity                       $   932,613
                                                                                 ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                      Six Months         Six Months           Three Months         Three Months
                                                        Ended               Ended                Ended                Ended
                                                     December 31,        December 31,         December 31,         December 31,
                                                        2000                 1999                 2000                 1999
                                                    -----------          -----------          -----------          -----------
Net sales                                           $ 1,094,812          $  456,244          $   395,790          $    456,244

Cost of sales                                           535,873              109,677              279,324              109,677
                                                    -----------          -----------          -----------          -----------

Gross profit                                            558,939              346,567              116,466              346,567

Operating expenses:
    Commissions                                         441,173              124,115              159,674              124,115
    Royalty and other expense - licensors               141,480              100,000               66,480               75,000
    Stock options and warrants                          919,252                   --              907,126                   --
    Selling, general and administrative                 826,498              484,503              433,860              340,690
                                                                                              -----------          -----------

Total operating expenses                              2,328,403              708,618            1,567,140              539,805
                                                                                              -----------          -----------

Operating loss                                       (1,769,455)            (362,051)          (1,450,674)            (193,238)
                                                    -----------          -----------          -----------          -----------

Other Income
     Forgiveness of debt                                 51,225                   --               24,750                   --
                                                    -----------          -----------          -----------          -----------

Loss before income taxes                             (1,718,230)            (362,051)          (1,425,924)            (193,238)

Provision for income taxes                                   --                   --                   --                   --
                                                    -----------          -----------          -----------          -----------

Net loss                                            $(1,718,230)         $  (362,051)         $(1,425,924)         $  (193,238)
                                                    ===========          ===========          ===========          ===========

Net loss per share:
    Basic                                           $     (0.36)         $     (0.11)         $     (0.30)         $     (0.04)
    Diluted                                         $        --          $        --          $        --          $        --
Weighted average common shares outstanding:
    Basic                                             4,773,665            3,421,985            4,796,690            4,778,200
    Diluted                                           4,773,665            3,421,985            4,796,690            4,778,200




                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      International Cosmetics Marketing Co.

             Condensed Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                    Preferred                     Common                   Additional                    Total
                                      Stock       Preferred       Stock        Common       Paid-in     Accumulated   Stockholders'
                                     Shares         Stock         Shares        Stock       Capital       Deficit        Equity
                                     ------         -----         ------        -----       -------       -------        ------
Balances at September 30, 2000      221,458        $   221      4,785,630     $   4,785    $ 2,711,916   $(2,249,558)   $  467,365

     Issuance of Common Stock                                      80,000            80        206,680                     206,760
       at per share, net of
       $3.00 issuing costs

    Stock options and warrants                                                                 907,126                     907,126

    Net loss                                                                                              (1,425,924)   (1,425,924)
                                   --------        -------     ----------     ---------    -----------   -----------   -----------

Balances at December 31, 2000       221,458        $   221      4,865,630     $   4,865    $ 3,825,722   $(3,675,482)  $   155,327
                                   ========        =======     ==========     =========    ===========   ===========   ===========







                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months          Six Months
                                                                              Ended               Ended
                                                                           December 31,         December 31,
                                                                               2000                1999
                                                                           -----------          -----------
Cash Flows From Operating Activities:
    Net loss                                                               $(1,718,230)         $  (362,051)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                    15,892                3,726
        License amortization expense                                             6,954                4,635
        Provision for inventory obsolescence                                   141,002                   --
        Consulting and legal expense                                             2,083               12,083
        Stock options and warrants                                             919,252                   --
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts                      (29,906)            (144,839)
            Inventory                                                          263,014             (303,226)
            Deposits for inventory purchases                                   (94,983)            (374,756)
            Prepaid expenses and other current assets                           44,718              (26,310)
            Accounts payable                                                   (30,801)             204,430
            Payable to related parties                                          16,931                   --
            Payable to licensors                                               (30,625)              75,002
            Accrued liabilities                                                (59,130)              25,291
                                                                           -----------          -----------

                Net cash used in operating activities                         (553,829)            (886,015)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                                (124,274)             (64,090)
    Deposits for services                                                       (9,734)             (81,739)
    License agreement                                                               --             (200,000)
                                                                           -----------          -----------

                Net cash used in investing activities                         (134,008)            (345,829)

Cash Flows from Financing Activities:
     Proceeds from issuance of note payable to stockholder                      50,000                   --
     Proceeds from issuance of common stock, net of issuance costs             206,760                   --
     Proceeds from issuance of preferred stock                                 500,000                   --
     Issuance of convertible debentures                                             --            1,550,000
                                                                           -----------          -----------

                Net cash provided by financing activities                      756,760            1,550,000

                Net increase in cash                                            68,923              318,156

Cash, beginning of period                                                        4,739                  450
                                                                           -----------          -----------

Cash, end of period                                                        $    73,662          $   318,606
                                                                           ===========          ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                            Six Months           Six Months
                                                                               Ended                Ended
                                                                           December 31,         December 31,
                                                                               2000                 1999
Supplemental disclosure of cash flow information:
Interest paid                                                              $        --          $        --
                                                                           ===========          ===========
Income taxes paid                                                          $        --          $        --
                                                                           ===========          ===========

Supplemental Disclosure of Noncash Investing and Financing Activities:
For the six months ended December 31, 2000:
    Stock option expense related to licensors of $24,252
    Warrant expense for investment banking services valued at $895,000
For the six months ended December 31, 1999:
    900,000 shares of common stock issued in acquisition of license agreement valued at $22,500
    28,200 shares of common stock issued for legal services valued at $10,000
    400,000 shares of common stock issued conditionally for consulting services valued at $10,000














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

Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," which is effective for the accompanying financial statements of the Company. SFAS 123 requires extended disclosures of stock based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to apply Accounting Principles Board Opinion No. 25 (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company accounts for its stock based compensation awards to employees under the provisions of APB 25, and will disclose the required pro forma effect on net income and earnings per share at such time as options are granted.

4.  GOING CONCERN AND CHANGE IN NATURE OF BUSINESS

The Company commenced operations in December 1999, and as reflected in the accompanying financial statements, the Company has a working capital deficiency of $284,847 as of December 31, 2000, has incurred a loss of $1,425,924 for the quarter ended December 31, 2000, and has stockholders' equity of only $155,327 as of December 31, 2000. The Company experienced declining monthly sales in the quarter ended December 31, 2000. In the period January 1 through February 15, 2001, sales continued to decline to minimal amounts. The decline in sales is attributed to the Company's changes in its network marketing operations, including moving its fulfillment center from California to Florida, delays in the delivery of products, and plans to change the compensation plan for its independent business associates.

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

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 9). The agreement provides a monthly consulting fee of $10,000 plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 (subject to adjustment in certain events) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants. The valuation of the warrants resulted in an expense of $895,000. Additionally, the agreement provides for payment of a transaction fee equal to 1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000 for any merger, acquisition, strategic partner relationship, etc. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee, subject to a minimum of $25,000, for any joint venture, marketing agreement, licensing agreement, strategic partner agreement, etc., and 1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer; 2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to broker dealers' employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

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

Stock option and warrant expenses were $907,126 for the quarter ended December 31, 2000, compared zero for the quarter ended December 31,1999. The increase in this expense resulted primarily from the issuance of warrants for investment banking and financial advisory services.

Selling, general and administrative expenses were $433,860 and 109% of net sales for the quarter ended December 31, 2000, compared to $340,690 for the period ended December 31, 1999, and $826,498 and $454,503 for the six months ended December 31, 2000 and 1999, respectively. The increase in selling, general and administrative expenses resulted primarily from the Company beginning operations in December 1999.

Net loss increased by approximately $1,232,686 for the quarter ended December 31, 2000 compared to a net loss of $193,238 in the quarter ended December 31, 1999 principally as a result of declining sales, decreased gross margins, warrants issued for investment banking services and increased operating expenses. Net loss as a percentage of net sales was 360% for the quarter ended December 31, 2000.

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

The Company is currently generating negative cash from operations. The Company does not generally extend credit to distributors but requires payment by credit card or bank draft prior to shipping of products. This process eliminates the need for significant accounts receivable from distributors. For the six months ended December 31, 2000, the Company had negative cash flow from operations of $553,829 This negative cash flow from operations primarily related to the Company's net loss, increase in accounts receivable, increase in deposits for inventory purchases, reduction of certain liabilities and a reduction in sales.

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

International Cosmetics Marketing Co.
(Registrant)


/s/Sam A. Laza                                        /s/Sonny Spoden
--------------------------                            --------------------------
Sam A. Lazar                                          Sonny Spoden
President and Chief Operating                         Chief Financial Officer
Officer


Dated:   October 30, 2001