Form 10QSB/A
period 2001-03-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2001-10-30
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

                                   (Mark One)

          { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

In the fourth quarter ending June 30, 2001, the Company made an adjustment to record a reduction of $19,062,747 in expenses and additional paid in capital consisting of a reduction of $19,074,873 and an increase of $12,126 in expenses and additional paid in capital in the quarters ended December 31, 2000 and March 31, 2001, respectively, relating to stock options and warrants utilizing the Black-Shoes option pricing model. This Form 10-QSB/A reflects these adjustments.

                          Part I. Financial Information

Item 1. Condensed  Financial Statements


                      International Cosmetics Marketing Co.

                            Condensed Balance Sheet
                                  (Unaudited)

                                                                                  March 31,
                                                                                    2001
                                                                                 -----------
                                     ASSETS
Current Assets:
    Cash                                                                         $    43,560
    Inventory, net                                                                   198,426
    Deposits for inventory purchases                                                 106,586
    Computer equipment held for resale, net                                           21,918
    Prepaid expenses and other current assets                                         22,770
                                                                                 -----------
                Total current assets                                                 393,260

Office furniture and equipment, net                                                   79,070
License agreement, net                                                               200,481
Deposits                                                                             126,899
                                                                                 -----------
                Total assets                                                     $   799,710
                                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    6% demand notes payable to stockholder, primarily secured                    $   475,000
    Accounts payable                                                                 379,445
    Payables to related parties                                                      180,130
    Accrued liabilities                                                               31,602
                                                                                 -----------
                Total current liabilities                                          1,066,177

Convertible debentures - stockholder                                                 105,000

Stockholders' deficiency:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                            221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 5,005,630 shares issued
      and outstanding                                                                  5,005
    Additional paid-in capital                                                     4,065,258
    Accumulated deficit                                                           (4,441,951)
                                                                                 -----------
                Total stockholders' deficiency                                      (371,467)
                                                                                 -----------
                Total liabilities and stockholders' deficiency                   $   799,710
                                                                                 ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      International Cosmetics Marketing Co.

                       Condensed Statements of Operations
                                  (Unaudited)


                                                   Nine Months         Nine Months        Three Months         Three Months
                                                      Ended               Ended              Ended                Ended
                                                    March 31,            March 31,          March 31,            March 31,
                                                       2001                2000               2001                 2000
                                                   -----------         -----------         -----------         -----------
Net sales                                          $ 1,205,157         $ 1,203,941         $   110,345         $   747,697

Cost of sales                                          582,358             551,104              46,485             441,427
                                                   -----------         -----------         -----------         -----------

Gross profit                                           622,799             652,837              63,860             306,270

Operating expenses:
    Commissions                                        488,908             295,824              47,735             171,709
    Royalty and other expense - licensors              214,909             175,000              73,429              75,000
    Distributor events                                      --             181,423                  --             181,423
    Stock options and warrants                       1,081,378              36,650             162,126              36,650
    Selling, general and administrative              1,182,582           1,168,205             357,357             683,702
                                                                                           -----------         -----------

Total operating expenses                             2,967,777           1,857,102             640,647           1,148,484
                                                                                           -----------         -----------

Operating loss                                      (2,344,978)         (1,204,265)           (576,787)           (842,214)
                                                   -----------         -----------         -----------         -----------

Other income (expense):
     Forgiveness of debt                                51,225                  --                  --                  --
     Interest expense                                   (4,162)                 --              (2,882)                 --
     Loss on disposal of fixed assets                 (186,784)                 --            (186,784)                 --
                                                   -----------         -----------         -----------         -----------

                                                      (139,721)                 --            (189,666)                 --
                                                   -----------         -----------         -----------         -----------

Loss before income taxes                            (2,484,699)         (1,204,265)           (766,453)           (842,214)

Provision for income taxes                                  --                  --                  --                  --
                                                   -----------         -----------         -----------         -----------

Net loss                                           $(2,484,699)        $(1,204,265)        $  (766,453)        $  (842,214)
                                                   ===========         ===========         ===========         ===========

Net loss per share:
    Basic                                          $     (0.51)        $     (0.24)        $     (0.16)        $     (0.18)
    Diluted                                        $        --         $        --         $        --         $        --
Weighted average common shares outstanding:
    Basic                                            4,852,980           4,991,588           4,868,834           4,760,720
    Diluted                                          4,852,980           4,991,588           4,868,834           4,760,720

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      International Cosmetics Marketing Co.

      Condensed Statements of Changes in Stockholders' Equity (Deficiency)
                   For The Three Months Ended March 31, 2001
                                  (Unaudited)

                                   Preferred                   Common                  Additional                        Total
                                     Stock     Preferred       Stock       Common        Paid-in      Accumulated     Stockholders'
                                    Shares       Stock         Shares       Stock        Capital        Deficit          Equity
                                    ------       -----         ------       -----        -------        -------          ------
                                                                                                                      (Deficiency)
                                                                                                                      ------------
Balances at December 31, 2000        221,458    $   221      4,865,630    $  4,865    $ 3,825,722     $(3,675,498)    $   155,310

     Issuance of Common Stock
       at $3.00 per share,
       net of issuing costs               --         --         30,000          30         77,520              --          77,550

     Change in issuance of
     common  stock from
     $3.00 to $1.50
     per share                            --         --        110,000         110           (110)             --              --

     Stock options                        --         --             --          --        162,126              --         162,126

     Net loss                             --         --             --          --             --        (766,453)       (766,453)
                                 -----------    -------    -----------    --------    -----------     -----------     -----------

Balances at March 31, 2001           221,458    $   221      5,005,630    $  5,005    $ 4,065,258     $(4,441,951)    $  (371,467)
                                 ===========    =======    ===========    ========    ===========     ===========     ===========





                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                         Nine Months        Nine Months
                                                                            Ended             Ended
                                                                          March 31,          March 31,
                                                                             2001              2000
                                                                         -----------        -----------
Cash Flows From Operating Activities:
    Net loss                                                             $(2,484,699)       $(1,204,265)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Loss on disposal of fixed assets                                     186,784                 --
        Depreciation expense                                                  23,839              8,226
        License amortization expense                                          10,431              8,112
        Provision for inventory obsolescence                                 145,902                 --
        Consulting and legal expense                                           2,083             12,488
        Stock options and warrants                                         1,081,378             36,650
        Changes in operating assets and liabilities:
            Receivables from credit cards and bank drafts                     58,351            (61,232)
            Inventory                                                        447,093           (746,663)
            Deposits for inventory purchases                                (106,586)          (224,888)
            Fixed assets held for resale                                     (21,918)                --
            Prepaid expenses and other current assets                         56,884            (27,082)
            Accounts payable                                                (278,166)           567,965
            Payable to related parties                                        79,713             40,000
            Payable to licensors                                             (42,000)            37,500
            Accrued liabilities                                              (86,085)            (9,340)
                                                                         -----------        -----------

                Net cash used in operating activities                       (926,996)        (1,562,529)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                              (193,493)           (88,544)
    Deposits for services                                                         --           (128,274)
    License agreement                                                             --           (200,000)
                                                                         -----------        -----------

                Net cash used in investing activities                       (193,493)          (416,818)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                  475,000                 --
     Proceeds from issuance of common stock, net of issuance costs           184,310                400
    Proceeds from issuance of preferred stock                                500,000                 --
     Issuance of convertible debentures                                           --          2,000,000
                                                                         -----------        -----------

                Net cash provided by financing activities                  1,159,310          2,000,400

                Net increase in cash                                          38,821             21,053

Cash, beginning of period                                                      4,739                450
                                                                         -----------        -----------

Cash, end of period                                                      $    43,560        $    21,503
                                                                         ===========        ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                                                                                            Nine Months        Nine Months
                                                                                              Ended              Ended
                                                                                             March 31,         March 31,
                                                                                               2001              2000
                                                                                            ----------         --------
Supplemental disclosure of cash flow information:
    Interest paid                                                                           $    1,280         $     --
    Income taxes paid                                                                       $       --         $     --

Supplemental Disclosure of Noncash Investing and Financing Activities for the nine months ended March 31, 2001:
    Stock option expense related to certain licensors of $36,378
    Warrant expense for investment banking services valued at $895,000
    Call options granted on previously issued options to employee valued at $150,000
    21,900 shares of common stock issued for accounts payable at
        $2.50 per share
    18,000 shares of common stock issued for advance payable to related parties at $2.50 per share
    400,000 shares of common stock previously issued conditionally cancelled at par value
    5,458 shares of preferred stock issued for legal fees payable at
        $2.50 per share
    16,000 shares of preferred stock issued for conversion of advance payable to related parties at $2.50 per share

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

2.  THE COMPANY

International Cosmetics Marketing Co. (the "Company"), d/b/a Beverly Sassoon & Co., entered into the distribution of skin care and nutritional products to the public through its web site subsequent to March 2001. The Company was in the development stage from its inception and commenced operations in December 1999 as a direct sales company distributing its products through network marketing which distribution was terminated in the quarter ended March 31, 2001. The Company plans to leverage its brand name through mass merchandising of its products, publishing, e- commerce and licensing.

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

4.  GOING CONCERN AND CHANGE IN NATURE OF BUSINESS

The Company commenced operations in December 1999, and as reflected in the accompanying financial statements, the Company has a working capital deficiency of $672,917 as of March 31, 2001, has incurred a loss of $2,484,699 in the nine months ended March 31, 2001, and has a stockholders' deficiency of $317,467 as of March 31, 2001. The Company began experiencing significantly declining monthly sales beginning in the quarter ended December 31, 2000 due principally to the Company's planned changes in its network marketing operations, including moving its fulfillment center from California to Florida, delays in the delivery of products, and plans to change the compensation plan for its independent business associates. In March 2001, the Company terminated its network marketing operations.

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

Leases - The Company has certain non-cancelable operating leases for its corporate office space and office equipment. Rent expense was $39,390 and $18,861 for the three months ended March 31, 2001 and 2000, respectively, and $76,117 and $38613 for the nine months ended March 31, 2001 and 2000, respectively. In March 2001 the Company terminated a lease for warehouse and office space that had been entered into in December 2000.

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

11.  ISSUANCE OF COMMON STOCK

In December 2000 and January 2001 the Company issued 80,000 and 30,000 shares of common stock, respectively, at $3.00 per share. Upon closing of the offering in the quarter ending March 31, 2001, the Company modified the selling price of the stock from $3.00 per share to $1.50 per share by issuing the purchasers of the stock an additional 110,000 shares.

In the period April 20 through May 3, 2001, the Company issued 66,666 shares of common stock at $1.50 per share.

On April 2, 2001, the Company entered into a public relations, promotional and marketing services agreement for the three months ending June 30, 2001. Compensation under the agreement is $2,500 per month and up to 240,000 shares of common stock of the Company of which 50,000 shares are to be furnished by certain shareholders of the Company. The Company is to register a portion of the shares of common stock as soon as reasonably possible. The agreement may be cancelled by either party with thirty days written notice. If the agreement is cancelled, a pro rata portion of the common stock will be returned to the Company for cancellation.

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

Net loss decreased by approximately $75,761 for the quarter ended March 31, 2001 compared to a net loss of $842,214 in the quarter ended March 31, 2000 principally as a result of reductions in commissions and selling, general and administrative expenses, declining sales and termination of the Company's network marketing operations with a related loss of $181,784 on disposal of fixed assets. Net loss as a percentage of net sales was 695% for the quarter ended March 31, 2001.

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

As of March 31, 2001, working capital deficit was $672,917 Cash at March 31, 2001 was $43,560.

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

EXHIBIT NO.                          DESCRIPTION

10(a) Security Agreement dated February 6, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk*

10(a)(1) Secured Promissory Note for $200,000 dated February 6, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk*

10(a)(2) Secured Promissory Note for $25,000 dated February 28, 2001 by and between International Cosmetics Marketing Co. and Nico P. Pronk*

10(a)(3) Secured Promissory Note for $100,000 dated March 12, 2001 by and between International Cosmetics Marketing Co. and Nico
                    P. Pronk*

10(a)(4) Secured Promissory Note for $100,000 dated March 28, 2001 by and between International Cosmetics Marketing Co. and Nico
                    P. Pronk*

10(a)(5) Secured Promissory Note for $25,000 dated April 12, 2001 by and between International Cosmetics Marketing Co. and Nico
                    P. Pronk*

10(b) Amendment to Exclusive License Agreement dated March 28, 2001 by and between International Cosmetics Marketing Co. and Beverly Sassoon, Elan Sassoon, and Beverly Sassoon International, LLC.*

10(c) Employment Agreement dated March 21, 2001, effective as of April 2, 2001, by and between International Cosmetics Marketing Co. and Sam A. Lazar*

------------
* Previously filed.

Current Report on Form 8-K. Current Report on Form 8-K was filed on March 19, 2001 regarding (i) the Company's termination of its network marketing business and new focus on leveraging its brand name through mass merchandising of products, publishing, e commerce, and licensing, (ii) resignation of Stephanie McAnly as President and Director as of February 28, 2001, (iii) resignation of Menderes Akdag as Chief Executive Officer and Director as of March 15, 2001.**



-------------
** Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

International Cosmetics Marketing Co.
(Registrant)


/s/                                                   /s/ Sonny Spoden
---------------------------                           --------------------------
Sam A. Lazar                                          Sonny Spoden
President and Chief Operating Officer                 Chief Financial Officer

Dated:   October 30, 2001