Form 10QSB
period 2001-09-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2001-11-14
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

          {} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                         Commission File Number: 0-27833
                      INTERNATIONAL COSMETICS MARKETING CO.
        (Exact name of small business issuer as specified in its charter)


      Florida                                              65-0598868
-------------------------------                         -------------------
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


                                   YES X      NO
                                      ---        ---
                      ------------------------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2001, 6,848,313 shares of Common Stock are issued and outstanding.

                      INTERNATIONAL COSMETICS MARKETING CO.
              Form 10-QSB for the quarter ended September 30, 2001


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

                                     Part I

Condensed Balance Sheet (Unaudited) as of September 30, 2001                   1
Condensed Statements of Operations (Unaudited) for the three months ended
    September 30, 2001 and 2000                                                2
Condensed Statement of Changes in Stockholder's Equity (Deficiency)
 (Unaudited) for the three months September 30, 2001                           3
Condensed Statements of Cash Flows (Unaudited) for the three months ended
    September 30, 2001 and 2000                                                4
Notes to Condensed Financial Statements                                        6
Management's Discussion and Analysis of Financial Condition                   13
    and Results of Operations

                                     Part II

Legal Proceedings                                                             16
Changes in Securities and Use of Proceeds                                     16
Defaults upon Senior Securities                                               16
Submissions of Matters to a Vote of Security Holders                          16
Other Information                                                             16
Exhibits and Reports on Form 8-K                                              16
Signatures                                                                    18

                          Part I. Financial Information

Item 1. Condensed  Financial Statements
                     International Cosmetics Marketing Co.

                            Condensed Balance Sheet
                                  (Unaudited)

                                                                                September 30,
                                                                                    2001
                                                                                 -----------
                                     ASSETS

Current Assets:
    Cash                                                                         $ 1,513,911
    Accounts receivable, net                                                          23,256
    Inventory, net                                                                   388,509
    Deposits for inventory purchases                                                  24,899
    Prepaid expenses and other current assets                                         24,483
                                                                                 -----------

                    Total current assets                                           1,975,058

Office furniture and equipment, net                                                   66,093
License agreement, net                                                               193,528
Deposits                                                                              57,915
                                                                                 -----------

                    Total assets                                                 $ 2,292,594
                                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Demand notes payable to stockholder                                          $   730,000
    Accounts payable                                                                 539,211
    Payables to related parties                                                      194,522
    Accrued liabilities                                                               51,190
                                                                                 -----------

                    Total current liabilities                                      1,514,923

Convertible debentures - stockholder                                                 105,000

Stockholders' equity:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                            221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 6,598,313 shares issued
      and outstanding                                                                  6,598
    Additional paid-in capital                                                     6,591,828
    Accumulated deficit                                                           (5,925,976)
                                                                                 -----------

                    Total stockholders' equity                                       672,671
                                                                                 -----------

                    Total liabilities and stockholders' deficiency               $ 2,292,594
                                                                                 ===========



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Operations
                                  (Unaudited)

                                                     Three Months         Three Months
                                                        Ended                Ended
                                                    September 30,         September 30,
                                                       2001                  2000
                                                    -----------          -----------
Net sales                                           $   648,750          $   699,021

Cost of sales                                           258,750              256,549
                                                    -----------          -----------

Gross profit                                            390,000              442,472

Operating expenses:
    Commissions                                          31,883              281,499
    Royalty and other expense - licensors                71,750               75,000
    Selling, general and administrative                 418,163              403,474
                                                    -----------          -----------

Total operating expenses                                521,796              759,973
                                                    -----------          -----------

Operating loss                                         (131,796)            (317,501)
                                                    -----------          -----------

Other income (expense):
     Forgiveness of debt                                  6,690               26,475
     Interest income                                      1,705                   --
     Interest expense                                   (12,256)              (1,280)
                                                    -----------          -----------

                                                         (3,861)              25,195
                                                    -----------          -----------

Loss before income taxes                               (135,657)             292,306

Provision for income taxes                                   --                   --
                                                    -----------          -----------

Net loss                                            $  (135,657)         $   292,306
                                                    ===========          ===========

Net loss per share:
    Basic                                           $     (0.02)         $      0.06
    Diluted                                         $        --          $        --
Weighted average common shares outstanding:
    Basic                                             5,804,044            4,749,208
    Diluted                                           5,804,044            4,749,208



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      International Cosmetics Marketing Co.

       Condensed Statement of Changes in Stockholders' Equity (Deficiency)
                  For The Three Months Ended September 30, 2001

                                                                                                                          Total
                                           Preferred                   Common                  Additional              Stockholders'
                                             Stock         Preferred   Stock        Common      Paid-in    Accumulated     Equity
                                             Shares          Stock     Shares       Stock       Capital      Deficit    (Deficiency)
                                             ------          -----     ------       -----       -------      -------    -----------
Balances at June 30, 2001                    221,458  $       221    5,488,963  $     5,489  $ 5,176,352  $(5,790,319)  $  (608,257)

     Issuance of common stock at $1.50
    per share, net of issuing costs               --           --      109,350          109      138,356           --       138,465

     Issuance of common stock and
    warrants at $1.50 per share, net of
    issuing costs                                 --           --    1,000,000        1,000    1,270,661           --     1,271,661

    Stock options - licensors                     --           --           --           --        6,459           --         6,459

    Net loss                                      --           --           --           --           --     (135,657)     (135,657)
                                           ---------  -----------  -----------  -----------  -----------  -----------   -----------

Balances at September 30, 2001               221,458  $       221    6,598,313  $     6,598  $ 6,591,828  $(5,925,976)  $   672,671
                                           =========  ===========  ===========  ===========  ===========  ===========   ===========












                 The accompanying notes are an integral part of
                      these condensed financial statements.

                      International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                Three Months    Three Months
                                                                                   Ended         Ended
                                                                                September 30,  September 30,
                                                                                    2001          2000
                                                                                 -----------   -----------
Cash Flows From Operating Activities:
    Net loss                                                                     $  (135,657)  $  (292,306)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                           7,500         7,946
        License amortization expense                                                   3,477         3,477
        Provision for uncollectible acccounts                                         11,642            --
        Consulting and legal expense                                                      --         2,083
        Stock options - licensors                                                      6,459        12,126
        Changes in operating assets and liabilities:
            Accounts receivable                                                      (20,898)        9,174
            Inventory                                                               (165,919)      165,367
            Deposits for inventory purchases                                          55,236            --
            Prepaid expenses and other current assets                                  4,839        38,626
            Accounts payable                                                          25,224        33,794
            Payable to related parties                                               (28,096)      (23,250)
            Accrued liabilities                                                       24,192       (22,013)
                                                                                 -----------   -----------

                    Net cash used in operating activities                           (212,001)      (64,976)

Cash Flows From Investing Activities:
    Purchase of computer equipment                                                    (3,800)           --
                                                                                 -----------   -----------

                    Net cash used in investing activities                             (3,800)           --

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                          230,000            --
     Proceeds from issuance of common stock and warrants, net of issuance costs    1,410,126            --
    Proceeds from issuance of preferred stock                                             --       500,000
                                                                                 -----------   -----------

                    Net cash provided by financing activities                      1,640,126       500,000

                    Net increase in cash                                           1,424,325       435,024

Cash, beginning of period                                                             89,586         4,739
                                                                                 -----------   -----------

Cash, end of period                                                              $ 1,513,911   $   439,763
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

                      International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                     Nine Months         Nine Months
                                                                                        Ended              Ended
                                                                                       March 31,          March 31,
                                                                                         2001               2000
                                                                                      ----------         ---------
Supplemental disclosure of cash flow information:
    Interest paid                                                                     $   20,558         $      --
    Income taxes paid                                                                 $       --         $      --

Supplemental Disclosure of Noncash Investing and Financing Activities for the three months ended September 30, 2001:
    Options of certain licensors valued at $12,126

Supplemental Disclosure of Noncash Investing and Financing Activities for the three months ended September 30, 2000:
    Options of certain licensors valued at $12,126
    21,900 shares of common stock issued in settlement of accounts payable at $2.50 per share
    18,000 shares of common stock issued in settlement of advance payable to related parties at $2.50 per share
    400,000 shares of common stock cancelled at par value 5,458 shares of preferred stock issed in settlement of legal fees payable at $2.50 per share
    16,000 shares of preferred stock issued in settlement of advance payable to related parties at $2.50 per share






                 The accompanying notes are an integral part of
                      these condensed financial statements.

International Cosmetics Marketing Co.
Notes to Condensed Financial Statements (Unaudited)
For the three months ended September30, 2001 and 2000

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Item 310b of Regulation S-B. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 2000 of International Cosmetics Marketing Co, (the "Company"), d/b/a Beverly Sassoon & Co., as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred.

2.  THE COMPANY

The Company has the exclusive worldwide rights to use the names and likenesses of Beverly Sassoon and Elan Sassoon.

The Company commenced operations in late 1999 to develop and distribute a variety of skin care and nutritional products branded with the Beverly Sassoon and Elan Sassoon names. Following the initial test phase from December 1999 through February 2001 using a network marketing method of distribution, the Company developed products for retail distribution. In the quarter ended September 30, 2001, the Company had its first sales to two retail customers.

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

Sales returns and allowances - Accruals for sales returns and allowances are based on industry experience and the Company's limited experience to date.

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

Advertising Expense -- Advertising expense is recognized as incurred. The Company had no advertising expense in the three months ended September 30, 2001 and 2000.

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

Reclassifications -- Certain reclassifications have been made to the condensed financial statements for the three months ended September 30, 2000 to conform with the presentation of the three months ended September 30, 2001.

Accounting Pronouncements -- The Financial Accounting Standards Board ("FASB") has recently issued Statements of Financing Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. SFAS are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 and 142 are not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS establishes accounting requirements for obligations associated with tangible long-lived assets. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

4. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and inventory on hand and on order.

The Company maintains its cash in demand deposit and money market accounts that, at times, may exceed the Federal Deposit Insurance Corporation limits. These balances are maintained with a high quality institution and the Company has not experienced any losses in such accounts.

The Company currently has a concentration in its suppliers for inventory containers, packing and shipping material, and product fulfillment.

In the three months ended September 30, 2001, $625,125 of the Company's sales of $648,750 were with Target Corporation. Sales of the Company's products by Target Corporation have been less than projected and Target Corporation is not expected to reorder these products. The gross profit of the sales to Target Corporation represented 96% of the Company's gross profit for the three months ended September 30, 2001.

5. INVENTORIES

Inventories consist of the following:

Finished goods, net                                                     $222,306
Raw material, net                                                        166,203
                                                                       ---------

                                                                        $388,509

6. ISSUANCE OF COMMON STOCK

In the three months ended September 30, 2001, the Company issued 109,350 shares of common stock for $164,025 ($1.50 per share). In connection with the sale of common stock the Company incurred placement agent fees and expenses of $25,560 and the placement agent has earned five year warrants, exercisable at $1.50 per share, to purchase 10,935 shares of the Company's common stock with registration rights with respect to the common stock underlying the warrants. The Company has granted certain registration rights to the holders of these shares of common stock.

In September 2001, the Company entered into a Stock Purchase Agreement with a venture capital firm for the sale of 1,000,000 shares of the Company's common stock for $1,500,000 ($1.50 per share) and warrants to purchase 750,000 shares of the Company's common stock. The warrants are exercisable for five years at an exercise price of $2.125 per share. Net proceeds to the Company after placement agent fees and expenses of $195,000 (see Note 12) and legal expenses were $1,271,661. The placement agent also earned five year warrants, exercisable at $1.50 per share, to purchase 100,000 shares of the Company's common stock and exercisable at $2.125 to purchase 75,000 shares of the Company's common stock with registration rights with respect to the common stock underlying the warrants (see Note 12). The placement agent fees and expenses and warrants were allocated equally between the placement agent and the venture capital firm. The Company has agreed to file a Registration Statement as promptly as practicable (but in any event within 90 days) and to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable thereafter. Additionally, the Registration Rights Agreements provides for one demand registration right and certain piggyback registration rights. In connection with this transaction, the Company's major preferred stockholder (see Note13) has agreed to vote his and each transferee of his shares of Common Stock or Preferred Stock to elect a director nominated by the Board on behalf of the venture capital firm. This agreement shall terminate upon the earlier of September 7, 2003 or any event which results in the venture capital firm at any time being the beneficial owner of less than fifty percent of the securities acquired from the Company.

Contemporaneously with the closing of the Stock Purchase Agreement, the venture capital firm purchased 250,000 options of the Company from a non-affiliate option holder. The Company did not receive any proceeds from the sale of these options by the selling option holder. Subsequent to September 30, 2001, these options for 250,000 shares of the Company's common stock were exercised at a price of $.001 per share. These options had been purchased from a former member of Beverly Sassoon International, LLC

7.  COMMITMENTS AND CONTINGENCIES

Exclusive worldwide license agreement - On August 19, 1999, the Company entered into an exclusive worldwide license agreement with Beverly Sassoon International, LLC (a Florida limited liability company), Beverly Sassoon and Elan Sassoon. The agreement was modified in October 2000 and amended in March 2001. The agreement grants the Company the rights to utilize Ms. Sassoon's and Mr. Sassoon's names and likenesses with the manufacturing and promotion of products, except for hair care products (as defined). The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

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

Leases - The Company has certain non-cancelable operating leases for its corporate office space and office equipment. Rent expense was $19,416 and $18,415 for the three months ended September 30, 2001 and 2000, respectively.

Contingencies - On November 7, 2000, a lawsuit was filed against the Company, its licensors (Beverly Sassoon International, LLC ("BSI") and Beverly Sassoon), and others. The complaint alleges, among other things, that the Company is a successor in interest to BSI and that BSI and other defendants fraudulently induced an elderly investor to loan $150,000 to BSI prior to the time of the Company's license agreement or association with BSI, Ms. Beverly Sassoon and Mr. Elan Sassoon. The complaint alleges breach of contract, fraud, financial abuse of an elderly adult and conspiracy. Damages in excess of $150,000 and punitive damages are being sought. The Company denies all liability related to the plaintiff's claims, and the Company intends to continue defending itself vigorously. In October 2001, the court denied the Company's Motion for Summary Judgment on the issue of successor liability, but granted the Company's Motion for Summary Adjudication on the claims of conspiracy and financial elder abuse. The plaintiff has indicated seeking appellate review by way of writ of mandate of the trial court's ruling granting summary adjudication in favor of the Company. The plaintiff has filed a motion for leave to amend the complaint to add an allegation of alter ego liability against the Company. The case is set for trial in March 2002. No provision for loss regarding these claims has been recorded in the accompanying financial statements.

In the latter part of October 2001, Target Corporation requested allowances for certain retail price reductions on product purchased from the Company and to return certain product for refund. The Company does not believe that it is obligated for these costs but is considering the requests. No provision for sales returns and allowances has been recorded in the accompanying financial statements.

8.  RELATED PARTIES

In the quarter ended September 30, 2001, the Company's controlling preferred stockholder loaned the Company $230,000 pursuant to a series of 6% demand notes under a security agreement. Under the security agreement, the notes are secured by all assets of the Company. Subsequent to September 30, 2001, the Company paid $230,000 of these notes leaving $500,000 payable. The Company incurred interest expense of $10,058 and paid accrued interest of $20,558 on these notes in the three months ended September 30, 2001

Legal fees of $33,360 and $17,891 were incurred for the quarters ended September 30, 2001 and 2000, respectively, from a law firm whose principals and affiliates are stockholders of the Company. During the three months ending September 30, 2001, the Company paid this law firm $50,495 leaving $59,759 payable to the law firm as of September 30, 2001. Legal fees of $13,645 of this law firm from prior to July 1, 2000 were converted into preferred stock in the quarter ended September 30, 2000.

Public relations expense and related expenses of $16,973 were incurred with a public relations firm that is a stockholder of the Company in the three months ended September 30, 2001.

The Company has an Indemnification Agreement, as amended, with Beverly Sassoon, Elan Sassoon, and Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon, whereby certain stock options to purchase 200,000 shares of the Company's common stock held by these parties can be cancelled by the Company under certain circumstances.

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment-banking services with an NASD broker dealer as summarized in Note 11. Under this agreement, consulting expense of $30,000 was incurred in the three months ended September 30, 2001. Subsequent to September 30, 2001, the Company paid $70,000 of the $120,000 of consulting fees payable as of September 30, 2001. Additionally, on November 22, 2000, the Company entered into a Placement Agent Agreement with this NASD broker dealer in connection with the planned sale of stock. Under the agreement, the Company pays a fee equal to ten percent of the price of each share sold by or through the placement agent and an expense allowance equal to three percent of the gross proceeds of stock sold. In connection with shares of common stock sold for $1,109,360 in the three months ended September 30, 2001, the Company incurred fees and expenses to the placement agent of $216,323 which have been charged against additional paid-in capital (see Note 5).

During the quarter ended September 30, 2001, the Company paid $15,417 to a stockholder to retire an advance payable. During the quarter ended September 30, 2000, an advance payable to a stockholder for $45,000 was converted into the Company's common stock at $2.50 per share. During the quarter ended September 30, 2000, an advance payable to an affiliate of a stockholder of $40,000 was converted into convertible preferred stock.

During the quarter ended September 30, 2000, liabilities aggregating $54,749 under a verbal consulting agreement with a stockholder and a related distributor were converted to 39,900 shares of the Company's common stock at $2.50 per share.

During the quarter ended September 30, 2000, two consulting agreements with companies affiliated with a stockholder were terminated. The 400,000 shares of the Company's common stock conditionally issued to these entities in the year ending June 30, 2000 were returned to the Company and cancelled in September 2000.

Commissions of $46,827 were paid to distributors of the Company who were immediate family members of the Company's former president during the quarter ended September 30, 2000. Commission of $5,778 were paid to Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon during the quarter ended September 30, 2000.

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

11.  CONVERTIBLE PREFERRED STOCK AND CONTROL OF THE COMPANY

On September 27, 2000, the Company entered into a stock purchase agreement with related parties to issue 221,458 shares of Series A Convertible Preferred Stock at a stated value of $2.50 per share. The preferred stock has a liquidation preference of $2.50 per share. This preferred stock is convertible into the Company's common stock at $1.50 per share. The stock purchase agreement provides for adjustment of the conversion price for any stock splits, stock dividends, corporate reorganizations and certain other corporate transactions and issuance of securities. The stock purchase agreement provides the purchasers of the preferred stock certain registration rights. The preferred stock includes no dividend.

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

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 9). The agreement provides a monthly consulting fee of $10,000 plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.50 (as adjusted) (subject to adjustment in certain events) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants. Additionally, the agreement provides for payment of a transaction fee equal to 1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000 for any merger, acquisition, strategic partner relationship, etc. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee, subject to a minimum of $25,000, for any joint venture, marketing agreement, licensing agreement, strategic partner agreement, etc., and 1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer;
2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to broker dealers' employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company was incorporated in Florida on July 14, 1995 under the name CindyCo, Inc. In August 1999, the Company changed its name to International Cosmetics Marketing Co. (the "Company") and concurrently entered into an agreement with Beverly Sassoon International, L.L.C., Beverly Sassoon and Elan Sassoon which grants the Company the exclusive worldwide rights to use the names and likenesses of Beverly Sassoon and Elan Sassoon for the marketing of products, except for hair care products (as defined).

The Company commenced operations in late 1999 to develop and distribute a variety of skin care and nutritional products branded with the Beverly Sassoon and Elan Sassoon names. Following the initial test phase from December 1999 through February 2001 using a network marketing method of distribution, the Company developed skin care and sun care products for retail distribution. In the quarter ended September 30, 2001, the Company had its first sales to two retail customers.

RESULTS OF OPERATION

Comparison of the Company's financial information as of September 30, 2001 and for the three months ended September 30, 2001 and 2000:

Company sales commenced December 1999 and net sales for the three months ended September 30, 2001 and 2000 were $648,750 and $699,021, respectively. Sales for the three months ended September 30, 2000 were from direct sales utilizing a network marketing distribution model which was terminated in March 2001. New skin care and sun care products were developed for the retail market and the first such sales were made in July 2001 to Target Corporation. In addition to Target Corporation, the Company has another cosmetics chain of about ninety stores in fourteen states as a customer starting in September 2001. Sales of the Company's products by Target Corporation have been less than projected and Target Corporation is not expected to reorder these products. In the latter part of October 2001, Target Corporation requested allowances for certain retail price reductions on product purchased from the Company and to return certain product for refund. The Company does not believe that it is obligated to honor these requests but is considering the requests. Sales to Target Corporation for the three months ended September 30, 2001 were $625,750 and represented 96% of the Company's sales. The Company has contacted other retailers about purchasing skin care and sun care products from the Company but does not expect to begin obtaining new customers to replace the sales to Target Corporation until the quarter ending March 31, 2002.

Gross profit as a percentage of net sales was 60% of net sales for the quarter ended September 30, 2001, compared to 63% for the quarter ended September 30, 2000. The decrease in gross profit resulted primarily from the Company introducing new products to a new customer base. The gross profit on sales to Target Corporation, which are not expected to be recurring in the future, was 96% of the Company's gross profit for the three months ended September 30, 2001.

Commission expense, as a percentage of net sales was 4.9% and 40% for the three months ended September 30, 2001 and 2000, respectively. The decrease in commissions as a percentage of net sales resulted changing from a network marketing distribution model to selling to the retail market.

Royalty and other related expense was $71,750 and $75,000 for the three months ended September 30, 2001 and 2000, respectively. The changes in royalty expense resulted from the royalty agreement being changed in October 2000 and March 2001.

Selling, general and administrative expenses were $418,163 and 65% of net sales for the quarter ended September 30, 2001, compared to $403,474 for the three months ended September 30, 2000.

Net loss decreased by approximately $156,649 for the quarter ended September 30, 2001 compared to a net loss of $292,306 in the quarter ended September 30, 2000 principally as a result of reductions in commissions resulting from termination of the Company's network marketing operations in March

2001. Net loss as a percentage of net sales was 21% for the quarter ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally accounts receivable and inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from issuance of convertible debentures, preferred stock, common stock, and notes payable (primarily secured) of approximately $3,835,000 in the period August 1999 through June 30, 2001, and cash collected on product sales of approximately $3,785,000 in the period December 1999 through September 30, 2001.

In the three months ended September 30, 2001, the Company issued 109,350 shares of common stock for $164,025 ($1.50 per share). In connection with the sale of common stock the Company incurred placement agent fees and expenses of $25,560 and the placement agent has earned five year warrants, exercisable at $1.50 per share, to purchase 10,935 shares of the Company's common stock with registration rights with respect to the common stock underlying the warrants. The Company has granted certain registration rights to the holders of these shares of common stock.

In September 2001, the Company entered into a Stock Purchase Agreement with a venture capital firm for the sale of 1,000,000 shares of the Company's common stock for $1,500,000 ($1.50 per share) and warrants to purchase 750,000 shares of the Company's common stock. The warrants are exercisable for five years at an exercise price of $2.125 per share. Net proceeds to the Company after placement agent fees and expenses of $195,000 and legal expenses were $1,271,661. The placement agent also earned five year warrants, exercisable at $1.50 per share, to purchase 100,000 shares of the Company's common stock and exercisable at $2.125 to purchase 75,000 shares of the Company's common stock with registration rights with respect to the common stock underlying the warrants. The placement agent fees and expenses and warrants were allocated equally between the placement agent and the venture capital firm. The Company has agreed to file a Registration Statement as promptly as practicable (but in any event within 90 days) and to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable thereafter. Additionally, the Registration Rights Agreements provides for one demand registration right and certain piggyback registration rights. In connection with this transaction, the Company's major preferred stockholder has agreed to vote his and each transferee of his shares of Common Stock or Preferred Stock to elect a director nominated by the Board on behalf of the venture capital firm. This agreement shall terminate upon the earlier of September 7, 2003 or any event which results in the venture capital firm at any time being the beneficial owner of less than fifty percent of the securities acquired from the Company.

The Company is currently generating negative cash from operations. For the three months ended September 30, 2001, the Company had negative cash flow from operations of $212,001. This negative cash flow from operations is primarily related to the Company's net loss and increases in accounts receivable and inventory. Since sales of the Company's products by Target Corporation have been slower than expected and Target Corporation is not expected to reorder these products, the Company's previously expected revenues and cash inflows are adversely affected and the Company is dependent upon obtaining new customers. This situation with Target Corporation may hinder the Company in attracting business from certain potential new customers. The Company does not expect to begin obtaining new customers to replace the sales to Target Corporation until the quarter ending March 31, 2002. The Company may also be required to spend additional amounts on packaging design and advertising to attract new customers.

As of September 30, 2001, working capital was $460,135. Cash at September 30, 2001 was $1,513,911.

The Company had capital expenditures of $3,800 for the quarter ended September 30, 2001. The Company anticipates minimal, if any, capital expenditures during the remainder of the fiscal year. At

September 30, 2001, the Company has deposits of $24,899 for the purchase of inventory.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at September 30, 2001 were $233,364, including $55,283 for the remainder of fiscal year 2002.

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



Item 1               Legal Proceedings

Item 2               Changes in Securities and Use of Proceeds

Item 3               Defaults upon Senior Securities

Item 4               Submission of Matters to a Vote of Security Holders

Item 5               Other Information

Item 6               Exhibits and Reports on Form 8-K

                     SIGNATURES

                                     PART II

                                OTHER INFORMATION


Item 1   Legal Proceedings

On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges, among other things, that the Company is a successor in interest to BSI and that BSI and other defendants fraudulently induced an elderly investor to loan $150,000 to BSI prior to the time of the Company's license agreement or association with BSI, Ms. Beverly Sassoon and Mr. Elan Sassoon. The complaint alleges breach of contract, fraud, financial abuse of an elderly adult and conspiracy. Damages in excess of $150,000 and punitive damages are being sought. The Company denies all liability related to the plaintiff's claims, and the Company intends to continue defending itself vigorously. In October 2001, the court denied the Company's Motion for Summary Judgment on the issue of successor liability, but granted the Company's Motion for Summary Adjudication on the claims of conspiracy and financial elder abuse. . The plaintiff has indicated seeking appellate review by way of writ of mandate of the trial court's ruling granting summary adjudication in favor of the Company. The plaintiff has filed a motion for leave to amend the complaint to add an allegation of alter ego liability against the Company. The case is set for trial in March 2002.

Item 2   Changes in Securities and Use of  Proceeds

Information in response to the requirements of this Item is disclosed above, in
PART I, Item 2, under the Liquidity and Capital Resources section.

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

              None.

(b)      Reports on Form 8-K

              During the period covered by this Report, no reports on Form 8-K were filed, however a Current Report on Form 8-K was filed on October 5, 2001 regarding the Company entering into a Stock Purchase Agreement and Registration Rights Agreement.*

* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

International Cosmetics Marketing Co.
(Registrant)


/s/ Sam A. Lazar                                        /s/ Sonny Spoden
---------------------------                             -------------------
Sam A. Lazar                                            Sonny Spoden
President   and   Chief    Operating                    Chief Financial Officer
Officer

Dated:   November 14, 2001