Form 10QSB
period 2001-12-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2002-02-14
CIK 1097339

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001
                ------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 13, 2002, 6,933,313 shares of Common Stock are issued and outstanding.

                      INTERNATIONAL COSMETICS MARKETING CO.
               Form 10-QSB for the quarter ended December 31, 2001


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
----------------------------------------------------

                                     Part I

Condensed Balance Sheet (Unaudited) as of December 31, 2001                                      3
Condensed Statements of Operations (Unaudited) for the three and six months
    Ended December 31, 2001 and 2000                                                             4
Condensed Statement of Changes in Stockholder's Equity
 (Unaudited) for the three months December 31, 2001                                              5
Condensed Statements of Cash Flows (Unaudited) for the six months ended
    December 31, 2001 and 2000                                                                   6
Notes to Condensed Financial Statements                                                          8
Management's Discussion and Analysis of Financial Condition                                      16
    and Results of Operations

                                     Part II

Legal Proceedings                                                                                19
Changes in Securities and Use of Proceeds                                                        19
Defaults upon Senior Securities                                                                  19
Submissions of Matters to a Vote of Security Holders                                             19
Other Information                                                                                19
Exhibits and Reports on Form 8-K                                                                 19
Signatures                                                                                       20

                          Part I. Financial Information

Item 1. Condensed  Financial Statements



                     International Cosmetics Marketing Co.

                            Condensed Balance Sheet
                                  (Unaudited)

                                                                                 December 31,
                                                                                     2001
                                                                                 -----------
                                     ASSETS
Current Assets:
    Cash                                                                         $   485,604
    Accounts receivable, net                                                          64,072
    Inventory, net                                                                   498,953
    Prepaid expenses and other current assets                                         32,483
                                                                                 -----------
                    Total current assets                                           1,081,112

Office furniture and equipment, net                                                   59,414
License agreement, net                                                               190,052
Deposits                                                                              17,915
                                                                                 -----------
                    Total assets                                                 $ 1,348,493
                                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Demand notes payable to stockholder                                          $   500,000
    Accounts payable                                                                 333,539
    Payables to related parties                                                       28,875
    Accrued liabilities                                                               89,343
                                                                                 -----------
                    Total current liabilities                                        951,757

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                            221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 6,933,313 shares issued
    and outstanding                                                                    6,933
    Additional paid-in capital                                                     6,879,915
    Accumulated deficit                                                           (6,490,333)
                                                                                 -----------
                    Total stockholders' equity                                       396,736
                                                                                 -----------
                    Total liabilities and stockholders' deficiency               $ 1,348,493
                                                                                 ===========


         The accompanying notes are an integral part of these condensed financial statement.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Operations
                                  (Unaudited)

                                                                 Six Months        Six Months        Three Months      Three Months
                                                                   Ended             Ended              Ended              Ended
                                                                December 31,      December 31,        December 31,      December 31,
                                                                   2001               2000               2001               2000
                                                               -----------        -----------        -----------        -----------
Net sales                                                      $   698,763        $ 1,094,812        $    50,013        $   395,790

Cost of sales                                                      289,993            535,873             31,243            279,324
                                                               -----------        -----------        -----------        -----------
Gross profit                                                       408,770            558,939             18,770            116,466

Operating expenses:
    Commissions                                                     33,723            441,173              1,840            159,674
    Royalty and other expense - licensors                          140,000            141,480             68,250             66,480
    Selling, general and administrative:
        Stock options and warrants for services                      6,459            919,252                 --            907,126
        Other                                                      766,258            825,209            354,554            432,580
                                                               -----------        -----------        -----------        -----------

Total operating expenses                                           946,440          2,327,114            424,644          1,565,860
                                                               -----------        -----------        -----------        -----------

Operating loss                                                    (537,670)        (1,768,175)          (405,874)        (1,449,394)
                                                               -----------        -----------        -----------        -----------
Other income (expense):
     Forgiveness of debt                                             6,690             51,225                 --             24,750
     Interest income                                                 8,327                 --              6,622                 --
     Interest expense                                              (22,340)            (1,280)           (10,084)            (1,280)
                                                               -----------        -----------        -----------        -----------
                                                                    (7,323)            49,945             (3,462)            23,470

Loss before income taxes                                          (544,993)        (1,718,230)          (409,336)        (1,425,924)

Provision for income taxes                                              --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
Net loss                                                          (544,993)        (1,718,230)          (409,336)        (1,425,924)

Discount attributaable to the beneficial
  conversion feature of preferred stock                                 --           (138,190)                --                 --
                                                               -----------        -----------        -----------        -----------
Net loss applicable to comon stock                             $  (544,993)       $(1,856,420)       $  (409,336)       $(1,425,924)

Net loss per share:
    Basic                                                      $     (0.09)       $     (0.39)       $     (0.06)       $     (0.30)
    Diluted                                                    $        --        $        --        $        --        $        --
Weighted average common
  shares outstanding:
    Basic                                                        6,306,912          4,773,665          6,809,780          4,796,690
    Diluted                                                      6,306,912          4,773,665          6,809,780          4,796,690


         The accompanying notes are an integral part of these condensed financial statement.

                     International Cosmetics Marketing Co.

             Condensed Statement of Changes in Stockholders' Equity
                  For The Three Months Ended December 31, 2001
                                  (Unaudited)



                                     Preferred                    Common                   Additional                      Total
                                       Stock       Preferred      Stock         Common       Paid-in     Accumulated   Stockholders'
                                       Shares        Stock        Shares        Stock        Capital      (Deficit)        Equity
                                    -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balances at September 30, 2001          221,458   $       221     6,598,313   $     6,598   $ 6,746,849   $(6,080,997)   $   672,671

    Exercise of options                      --            --       250,000           250            --            --            250

    Conversion of debenture                  --            --        70,000            70       104,930            --        105,000

     Issuance of common stock for
    legal services                           --            --        15,000            15        28,136            --         28,151

    Net loss                                 --            --            --            --            --      (409,336)      (409,336
                                    -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2001           221,458   $       221     6,933,313   $     6,933   $ 6,879,915   $(6,490,333)   $   396,736
                                    ===========   ===========   ===========   ===========   ===========   ===========    ===========







         The accompanying notes are an integral part of these condensed financial statement.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                   Six Months          Six Months
                                                                                     Ended               Ended
                                                                                     31-Dec              31-Dec
                                                                                      2001                2000
                                                                                  -----------          -----------
Cash Flows From Operating Activities:
    Net loss                                                                      $  (544,993)         $(1,718,230)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                           15,000               15,892
        License amortization expense                                                    6,953                6,954
        Provision for uncollectible acccounts                                          19,671                   --
        Provision for inventory obsolescence                                               --              141,002
        Consulting and legal expense                                                       --                2,083
        Stock options and warrants for services                                         6,459              919,252
        Changes in operating assets and liabilities:
            Accounts receivable                                                       (69,743)             (29,906)
            Inventory                                                                (276,363)             263,014
            Deposits for inventory purchases                                           80,135              (94,983)
            Prepaid expenses and other current assets                                  (3,161)              44,718
            Accounts payable                                                         (152,297)             (30,801)
            Payable to related parties                                               (193,743)             (13,694)
            Accrued liabilities                                                        62,345              (59,130)
                                                                                  -----------          -----------
                    Net cash used in operating activities                          (1,049,737)            (553,829)

Cash Flows From Investing Activities:
    Purchase of computer equipment                                                     (4,621)            (124,274)
    Deposit for services                                                               40,000               (9,734)
                                                                                  -----------          -----------
                    Net cash used in investing activities                              35,379             (134,008)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                                --               50,000
     Proceeds from issuance of common stock, net of issuance costs                  1,410,376              206,760
    Proceeds from issuance of preferred stock                                              --              500,000
                                                                                  -----------          -----------
                    Net cash provided by financing activities                       1,410,376              756,760

                    Net increase in cash                                              396,018               68,923

Cash, beginning of period                                                              89,586                4,739
                                                                                  -----------          -----------
Cash, end of period                                                               $   485,604          $    73,662
                                                                                  ===========          ===========



         The accompanying notes are an integral part of these condensed financial statement.

                     International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                Six Months      Six Months
                                                                  Ended          Ended
                                                               December 31,    December 31,
                                                                  2001           2000
                                                               ------------    ------------
Supplemental disclosure of cash flow information:
    Interest paid                                               $30,340      $     --
    Income taxes paid                                           $    --      $     --

Supplemental Disclosure of Noncash Investing and Financing
Activities for the six months ended December 31, 2001:
    Options of certain licensors valued at $6,459
    15,000 shares of common stock issued for legal services valued at $28,151
    70,000 shares of common stock issued for conversion of debenture at $1.50 per share

Supplemental Disclosure of Noncash Investing and Financing
Activities for the six months ended December 31, 2000:
    Options of certain licensors valued at $24,252
    Warrant expense for investment banking services valued at $895,000






         The accompanying notes are an integral part of these condensed financial statement.

International Cosmetics Marketing Co.
Notes to Condensed Financial Statements (Unaudited)
For the three and six months ended December 31, 2001 and 2000

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Item 310b of Regulation S-B. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 2001 of International Cosmetics Marketing Co, (the "Company"), d/b/a Beverly Sassoon & Co., as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company prepares its financial statements on the accrual basis of accounting, recognizing income when earned and expenses when incurred.

2.  THE COMPANY

The Company has the exclusive worldwide rights to use the names and likenesses of Beverly Sassoon and Elan Sassoon.

The Company commenced operations in late 1999 to develop and distribute a variety of skin care and nutritional products branded with the Beverly Sassoon and Elan Sassoon names. Following the initial test phase from December 1999 through February 2001 using a network marketing method of distribution, the Company developed skin care and sun care products for retail distribution. The Company currently believes that its products require a more direct-to-consumer marketing approach and is modifying its marketing strategy accordingly.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change in the near term include reserves for uncollectible accounts receivable, excess and obsolete inventory and sales returns and allowances.

Revenue Recognition - The Company recognizes revenue at the time the product is shipped to the Company's customers.

Sales returns and allowances - Accruals for sales returns and allowances are based on industry experience and the Company's limited experience to date.

Inventories - Inventories are recorded at the lower of standard cost or market. Standard costs approximate actual cost as determined by the average method while market is determined by replacement cost for raw materials and net realizable value for finished goods. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

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

Advertising Expense -- Advertising expense is recognized as incurred. The Company had $8,500 of advertising expense in the three and six months ended December 31, 2001 and no such expense in the three and six months ended December 31, 2000.

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

Options and warrants issued to non employees have been valued under SFAS 123 using the Black-Shoals option pricing model.

Reclassifications -- Certain reclassifications have been made to the condensed financial statements for the three and six months ended December 31, 2000 to conform with the presentation of the three and six months ended December 31, 2001.

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

4. CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and inventory.

The Company maintains its cash in demand deposit and money market accounts that, at times, may exceed the Federal Deposit Insurance Corporation limits. These balances are maintained with a high quality institution and the Company has not experienced any losses in such accounts.

The Company currently has a concentration of its suppliers for inventory containers, packing and shipping material, and product fulfillment.

In the three months and six months ended December 31, 2001, $7,932 and $633,058 of the Company's sales of $50,013 and $698,763, respectively, were with Target Corporation. While initial orders from Target Corporation were encouraging, the Company disagrees with Target Corporation retail pricing strategy and terminated its relationship with Target Corporation in the three months ended December 31, 2001. The gross profit of the sales to Target Corporation represented 15% and 91% of the Company's gross profit for the three and six months ended December 31, 2001, respectively.

5. INVENTORIES

Inventories consist of the following:

Finished goods, net                                                     $227,148
Raw material, net                                                        271,805
                                                                       ---------
                                                                        $498,953
                                                                       ---------

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

In September 2001, the Company entered into a Stock Purchase Agreement with a venture capital firm for the sale of 1,000,000 shares of the Company's common stock for $1,500,000 ($1.50 per share) and warrants to purchase 750,000 shares of the Company's common stock. The warrants are exercisable for five years at an exercise price of $2.125 per share. Net proceeds to the Company after placement agent fees and expenses of $195,000 (see Note 12) and legal expenses were $1,271,661. The placement agent also earned five year warrants, exercisable at $1.50 per share, to purchase 100,000 shares of the Company's common stock and exercisable at $2.125 to purchase 75,000 shares of the Company's common stock with registration rights with respect to the common stock underlying the warrants (see Note 12). The placement agent fees and expenses and warrants were allocated equally between the placement agent and a selling group member. The Company has filed a Registration Statement and shall use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable. Additionally, the Registration Rights Agreements provides for one demand registration right and certain piggyback registration rights. In connection with this transaction, the Company's controlling preferred stockholder (see Note13) has agreed to vote his and each transferee of his shares of Common Stock or Preferred Stock to elect a director nominated by the Board on behalf of the venture capital firm. This agreement shall terminate upon the earlier of September 7, 2003 or any event which results in the venture capital firm at any time being the beneficial owner of less than fifty percent of the securities acquired from the Company.

Contemporaneously with the closing of the Stock Purchase Agreement, the venture capital firm purchased 250,000 options of the Company from a non-affiliate option holder. The Company did not receive any proceeds from the sale of these options by the selling option holder. On October 22, 2001, these options for 250,000 shares of the Company's common stock were exercised at a price of $.001 per share. These options had been purchased from a former member of Beverly Sassoon International, LLC

7.  COMMITMENTS AND CONTINGENCIES

Exclusive worldwide license agreement - On August 19, 1999, the Company entered into an exclusive worldwide license agreement with Beverly Sassoon International, LLC (a Florida limited liability company), Beverly Sassoon and Elan Sassoon. The agreement was modified in October 2000 and amended in March 2001. The agreement grants the Company the rights to utilize Ms. Sassoon's and Mr. Sassoon's names and likenesses with the manufacturing, distribution and promotion of products, except for hair care products (as defined). The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

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

Leases - The Company has certain non-cancelable operating leases for its corporate office space and office equipment. Rent expense was $20,004 and $18,311 for the three months ended December 31, 2001 and 2000, respectively, and $39,420 and $36,726 for the six months ended December 31, 2001 and 2000, respectively.

Contingencies - On November 7, 2000, a lawsuit was filed against the Company, its licensors (Beverly Sassoon International, LLC ("BSI") and Beverly Sassoon), and others. The complaint alleges, among other things, that the Company is a successor in interest to BSI and that BSI and other defendants fraudulently induced an elderly investor to loan $150,000 to BSI prior to the time of the Company's license agreement or association with BSI, Ms. Beverly Sassoon and Mr. Elan Sassoon. On February 7, 2002, this lawsuit was settled with full, complete, mutual and general release of all claims at no cost to the Company subject to two conditions precedent between the plaintiff and defendants other than the Company.

In the latter part of October 2001, Target Corporation requested allowances for certain retail price reductions on product purchased from the Company and to return certain product for refund. The Company does not believe that it is obligated for these costs. No provision for sales returns and allowances has been recorded in the accompanying financial statements.

8.  RELATED PARTIES

In the three months ended September 30, 2001, the Company's controlling preferred stockholder loaned the Company $230,000 pursuant to a series of 6% demand notes under a security agreement. Under the security agreement, the notes are secured by all assets of the Company. In the three months ended December 31, 2001, the Company paid $230,000 of these notes leaving $500,000 payable. The Company incurred interest expense of $8,228 and $18,287 and paid accrued interest of $5,728 and $26,287 on these notes in the three and six months ended December 31, 2001, respectively. At December 31, 2001, interest of $2,500 is payable and is included in payables to related parties.

Royalty and other expenses of $68,250 and $66,480 were incurred for the three months ended December 31, 2001 and 2000, respectively, and $140,000 and $141,480 for the six months ended December 31, 2001 and 2000, respectively to Beverly Sassoon International, LLC, a stockholder of the Company and an entity controlled by Beverly Sassoon and Elan Sassoon. At December 31, 2001, $11,375 of royalties are payable and included in payables to related parties.

Legal fees of $13,392 and $27,626 were incurred for the three months ended December 31, 2001 and 2000, respectively, and $46,752 and $45,537 for the six months ended December 31, 2001 and 2000, respectively, from a law firm whose principals and affiliates are stockholders of the Company. During the three and six months ending December 31, 2001, the Company paid this law firm $45,000 plus 15,000 shares of the Company's common stock and $95,494, respectively, leaving zero payable to the law firm as of December 31, 2001. Legal fees of $13,645 of this law firm from prior to July 1, 2000 were converted into preferred stock in the six months ended December 31, 2000.

Public relations expense and related expenses of $17,002 and $33,975 were incurred with a public relations firm that is a stockholder of the Company in the three and six months ended December 31, 2001, respectively.

The Company has an Indemnification Agreement, as amended, with Beverly Sassoon, Elan Sassoon, and Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon, whereby certain stock options to purchase 200,000 shares of the Company's common stock held by these parties can be cancelled by the Company under certain circumstances.

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment-banking services with an NASD broker dealer as summarized in Note 12. Under this agreement, consulting expense of $15,000 and $30,000 were incurred in the three months ended December 31, 2001 and 2000, respectively and $45,000 and $30,000 for the six months ended December 31, 2001 and 2000, respectively. During the three months ended December 31, 2001, the Company paid $120,000 of this consulting expense and $3,387 of expenses leaving $15,000 payable as of December 31, 2001. Additionally, on November 22, 2000, the Company entered into a Placement Agent Agreement with this NASD broker dealer in connection with the planned sale of stock. Under the agreement, the Company pays a fee equal to ten percent of the price of each share sold by or through the placement agent and an expense allowance equal to three percent of the gross proceeds of stock sold. In connection with shares of common stock sold for $1,109,360 in the three months ended September 30, 2001, the Company incurred fees and expenses to the placement agent of $216,323 which have been charged against additional paid-in capital (see Note 6).

During the six months ended December 31, 2001, the Company paid $15,417 to a stockholder to retire an advance payable. During the six months ended December 31, 2000, an advance payable to a stockholder for $45,000 was converted into the Company's common stock at $2.50 per share. During the six months ended December 31, 2000, an advance payable to an affiliate of a stockholder of $40,000 was converted into convertible preferred stock.

During the six months ended December 31, 2000, liabilities aggregating $54,749 under a verbal consulting agreement with a stockholder and a related distributor were converted to 39,900 shares of the Company's common stock at $2.50 per share.

During the six months ended December 31, 2000, two consulting agreements with companies affiliated with a stockholder were terminated. The 400,000 shares of the Company's common stock conditionally issued to these entities in the year ending June 30, 2000 were returned to the Company at no cost to the Company and cancelled.

Commissions of $25,207 and $72,034 were paid to distributors of the Company who were immediate family members of the Company's former president during the three and six months ended December 31, 2000, respectively. Commissions of $4,103 and $9,881 were paid to Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon during the three and six months ended December 31, 2000.

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

10.  CONVERTIBLE DEBENTURES - STOCKHOLDER

During the year ended June 30, 2000, the Company issued 0% convertible debentures to an individual aggregating $2,000,000. In June 2000, the debenture holder converted $1,895,000 of the debentures to 379,000 shares of the Company's common stock at $5.00 per share. In December 2001, the outstanding debenture of $105,000 was converted into 70,000 shares of the Company's common stock at $1.50 per share.

11.  CONVERTIBLE PREFERRED STOCK AND CONTROL OF THE COMPANY

On September 27, 2000, the Company entered into a stock purchase agreement with related parties to issue 221,458 shares of Series A Convertible Preferred Stock at a stated value of $2.50 per share. The preferred stock has a liquidation preference of $2.50 per share. This preferred stock is convertible into the Company's common stock at $1.50 per share. The stock purchase agreement provides for adjustment of the conversion price for any stock splits, stock dividends, corporate reorganizations and certain other corporate transactions and issuance of securities. The stock purchase agreement provides the purchasers of the preferred stock certain registration rights. The preferred stock is redeemable solely at the option of the Company.

The Company recognized the discount attributable to the beneficial conversion feature of $138,190 by accreting the amount from the issued date through the last date that the shareholders could convert (September 27, 2000) as an adjustment to net loss attributable to common stockholders. Additionally, the Company recognized additional discount attributable to the beneficial conversion feature of $16,831 by accreting the amount from the date (April 20, 2001) when the Company adjusted the conversion ration to $1.50 per share. The adjustment resulted in a charge to net loss applicable to common stock and an accompanying increase to additional paid-in capital. The financial amounts of the prior periods were restated in the three months ended December 31, 2001 to reflect these adjustments.

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

The preferred stock is not redeemable without the prior express written consent of the holders of a majority of the voting power of all then outstanding shares of the preferred stock. Notwithstanding the foregoing, in the event the holders of the preferred stock have not converted the preferred stock into common stock of the Company by December 31, 2005, the Company shall have the option to redeem the preferred stock at a price of $7.50 per share. The preferred stock is not redeemable at the options of the holders.

12.  FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING CONTRACT

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 11). The agreement provides a monthly consulting fee of $10,000 (amended to $5,000 per month effective October 2001) plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.50 (as adjusted) (subject to adjustment in certain events) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants. Additionally, the agreement provides for payment of a transaction fee equal to 1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000 for any merger, acquisition, strategic partner relationship, etc. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee, subject to a minimum of $25,000, for any joint venture, marketing agreement, licensing agreement, strategic partner agreement, etc., and
1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer; 2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to broker dealers' employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

The term of this agreement is for the three years ending October 12, 2003 and is renewable by mutual consent. The agreement provides that the Company agrees to retain the broker dealer on an exclusive basis in connection with a possible transaction, alternate transaction or financing for the term of the agreement.

13.  GOING CONCERN

As reflected in the accompanying condensed financial statements, in the three months ended December 31, 2001, the Company terminated its relationship with Target Corporation, the largest of the Company's two customers, and incurred a net loss of $409,336 and $544,993 for the three and six months ended December 31, 2001, respectively. Target Corporation accounted for 15% and 91% of gross profit for the three and six months ended December 31, 2001, respectively, total net sales were only $50,013 for the three months ended December 31, 2001 and net cash used in operations were $1,049,737 for the six months ended December 31, 2001. The Company's independent auditors have concluded that due to recurring net losses, negative cash flows from operations and termination of the relationship with Target Corporation, these matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan with regard to this matter encompasses redirecting its marketing strategy to a direct-to-consumer approach, expanding sales to its remaining sole customer, and minimizing operating expenses. Unless sales are made in the six months ending June 30, 2002, the Company will be required to attempt to raise additional funding for operations. The expected capital needs assume that the Company's demand note holder, who is the Company's controlling shareholder, will not demand payment of the $500,000 demand notes payable or any significant part thereof.

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

The Company commenced operations in late 1999 to develop and distribute a variety of skin care and nutritional products branded with the Beverly Sassoon and Elan Sassoon names. Following the initial test phase from December 1999 through February 2001 using a network marketing method of distribution, the Company developed skin care and sun care products for retail distribution. The Company currently believes that its products require a more direct-to-consumer marketing approach and is modifying its marketing strategy accordingly.

RESULTS OF OPERATION

Comparison of the Company's financial information as of December 31, 2001 and for the three and six months ended December 31, 2001 and 2000:

Company sales commenced December 1999 and net sales for the three months ended December 31, 2001 and 2000 were $50,013 and $395,790, respectively and $698,763 and $1,094,812 for the six months ended December 31, 2001 and 2000, respectively. Sales for the three and six months ended September 30, 2000 were from direct sales utilizing a network marketing distribution model that was terminated in March 2001. New skin care and sun care products were developed for the retail market and the first such sales were made in July 2001 to Target Corporation and subsequently to Ulta Salon, Cosmetics & Fragrance, Inc. - a ninety-store specialty cosmetics chain operating in fourteen states. While initial orders from Target Corporation were encouraging, the Company disagrees with Target Corporation's retail pricing strategy and terminated its relationship with Target Corporation in the three months ended December 31, 2001. Sales to Target Corporation for the three and six months ended December 31, 2001 were $7,932 and $633,058, respectively, and represented 15% and 91% of the Company's net sales, respectively.

In consideration of its experience with Target Corporation, the Company believes that is products require a more direct-to-consumer marketing approach and is implementing such an approach. The Company expects to begin replacing the sales to Target Corporation in the quarter ending June 30, 2002.

Gross profit as a percentage of net sales was 38% and 29% for the three months ended December 31, 2001 and 2000, respectively, and 58% and 51% for the six months ended December 31 2001 and 2000, respectively. The increase in gross profit percentage resulted primarily from the Company introducing new products to a new customer base. The gross profit on sales to Target Corporation, which will not be recurring in the future, were 15% and 91% of the Company's gross profit for the three and six months ended December 31, 2001.

Commission expense, as a percentage of net sales was 3.7% and 40% for the three months ended December 31, 2001 and 2000, respectively, and 4.8% and 40% for the six months ended December 31, 2001 and 2000, respectively. The decrease in commissions as a percentage of net sales resulted changing from a network marketing distribution model to selling to the retail market.

Royalty and other related expense was $68,250 and $66,480 for the three months ended December 31, 2001 and 2000, respectively, and $140,000 and $141,480 for the six months ended December 31, 2001 and 2000, respectively. The changes in royalty expense resulted from the royalty agreement being changed in October 2000 and March 2001.

Selling, general and administrative expenses were $354,554 and 709% of net sales for the three months ended December 31, 2001, compared to $1,340,986 and 339% of net sales for the three months ended December 31, 2000. Selling, general and administrative expenses were $772,717 and 111% of net sales for the six months ended December 31, 2001, compared to $1,745,741 and 160% of net sales for the six months ended December 31, 2000. The decrease in selling, general and administrative expenses is primarily attributable to stock options and warrants issued in the three months ended December 31, 2000 for services (principally investment banking services) and efforts to minimize operating expenses in fiscal 2002.

Net loss decreased by approximately $1,016,588 for the three months ended December 31, 2001 compared to a net loss of $1,425,924 for the three months ended December 31, 2000 principally as a result of reductions in commissions resulting from termination of the Company's network marketing operations in March 2001 and stock operations and warrants issued for services (principally investment banking services) in October 2000 offset by reduced sales due to the Company's termination of its relationship with Target Corporation in the three months ended December 31, 2001. Net loss decreased by approximately $1,311,427 for the six months ended December 31, 2001 compared to a net loss of $1,718,230 for the six months ended December 31, 2000 principally as a result of reductions in commissions resulting from termination of the Company's network marketing operations in March 2001 and stock operations and warrants issued for services (principally investment banking services) in October 2000 offset by reduced sales due to the Company's termination of its relationship with Target Corporation in the three months ended December 31, 2001. Net loss as a percentage of net sales was 818% and 78% for the three and six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally accounts receivable and inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from issuance of convertible debentures, preferred stock, common stock, and notes payable (primarily secured) of approximately $3,835,000 in the period August 1999 through June 30, 2001, and cash collected on product sales of approximately $3,830,000 in the period December 1999 through December 31, 2001.

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

In September 2001, the Company entered into a Stock Purchase Agreement with a venture capital firm for the sale of 1,000,000 shares of the Company's common stock for $1,500,000 ($1.50 per share) and warrants to purchase 750,000 shares of the Company's common stock. The warrants are exercisable for five years at an exercise price of $2.125 per share. Net proceeds to the Company after placement agent fees and expenses of $195,000 and legal expenses were $1,271,661. The placement agent also earned five year warrants, exercisable at $1.50 per share, to purchase 100,000 shares of the Company's common stock and exercisable at $2.125 to purchase 75,000 shares of the Company's common stock with registration rights with respect to the common stock underlying the warrants. The placement agent fees and expenses and warrants were allocated equally between the placement agent and a selling group member. The Company has agreed to file a Registration Statement as promptly as practicable (but in any event within 90 days) and to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable thereafter. Additionally, the Registration Rights Agreements provides for one demand registration right and certain piggyback registration rights. In connection with this transaction, the Company's major preferred stockholder has agreed to vote his and each transferee of his shares of Common Stock or Preferred Stock to elect a director nominated by the Board on behalf of the venture capital firm. This agreement shall terminate upon the earlier of September 7, 2003 or any event which results in the venture capital firm at any time being the beneficial owner of less than fifty percent of the securities acquired from the Company.

The Company is currently generating negative cash from operations. For the six months ended December 31, 2001, the Company had negative cash flow from operations of $1,049,737. This negative cash flow from operations is primarily related to the Company's net loss, increases in accounts receivable and inventory and decreases in accounts payable and payables to related parties. Since the Company has terminated its relationship with Target Corporation in the three months ended December 31, 2001 as a result of Target Corporation's retail pricing strategy, the Company's previously expected revenues and cash inflows are adversely affected and the Company is dependent upon expanding sales to its sole customer and obtaining new customers. This situation with Target Corporation may hinder the Company in attracting business from certain potential new customers. The Company believes that its products require a more direct-to-consumer marketing approach and is modifying its marketing strategy accordingly. The Company does not expect to begin obtaining additional sales to replace the sales to Target Corporation until the three months ending June 30, 2002. The Company may also be required to spend additional amounts on marketing, packaging design and advertising to attract new customers.

As of December 31, 2001, working capital was $129,355. Cash at December 31, 2001 was $485,604.

As reflected in the accompanying condensed financial statements, in the three months ended December 31, 2001, the Company terminated its relationship with Target Corporation, the largest of its two customers, and incurred a net loss of $409,336 and $544,993 for the three and six months ended December 31, 2001, respectively. Target Corporation accounted for 15% and 91% of gross profit for the three and six months ended December 31, 2001, respectively, total net sales were only $50,013 for the three months ended December 31, 2001 and net cash used in operations was $1,049,737 for the six months ended December 31, 2001. The Company's independent auditors have concluded that due to recurring net losses, negative cash flows from operations and termination of the relationship with Target Corporation, these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to redirect its marketing strategy to a direct-to-consumer approach, expanding sales to its remaining sole customer, and minimizing operating expenses. Expected capital needs for the remainder of fiscal 2002 are expected to be minimal if the Company sells its inventory that has been paid for in full by the Company. If sales by the Company remain sluggish with operating expenses being kept at their current minimal level, expected capital needs for the remainder of fiscal 2002 are also expected to be minimal; however, additional capital would be needed in the first quarter of fiscal 2003. Although not currently planned for, additional capital would be needed for advertising and building the Beverly Sassoon and Elan Sassoon brand names. The expected capital needs assume that the Company's demand note holder, who is the Company's controlling shareholder, will not demand payment of the $500,000 demand notes payable or any significant part thereof. There is no assurance that the Company can increase profitable sales and raise additional funding if it is needed. The failure of the Company to increase profitable sales and to raise additional funding would have a material adverse effect on the Company's business, financial condition, and results of operations and the Company may have to curtail operations.

The Company had capital expenditures of $4,621 for the six months ended December 31, 2001. The Company anticipates minimal, if any, capital expenditures during the remainder of the fiscal year.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations December 31, 2001 were $215,145, including $37,064 for the remainder of fiscal year 2002.

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

                            PART II OTHER INFORMATION


Item 1   Legal Proceedings

On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges, among other things, that the Company is a successor in interest to BSI and that BSI and other defendants fraudulently induced an elderly investor to loan $150,000 to BSI prior to the time of the Company's license agreement or association with BSI, Ms. Beverly Sassoon and Mr. Elan Sassoon. On February 7, 2002, this lawsuit was settled with full, complete, mutual and general release of all claims at no cost to the Company subject to two conditions precedent between the plaintiff and defendants other than the Company.

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

International Cosmetics Marketing Co.
(Registrant)


/s/ Nico P. Pronk                                       /s/ Sonny Spoden
----------------------------                            -------------------
Nico P. Pronk                                           Sonny Spoden
President                                               Chief Financial Officer

Dated:   February 14, 2001