Form 10QSB
period 2002-03-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2002-05-15
CIK 1097339

WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                         Commission File Number: 0-27833
                         -------------------------------
                      INTERNATIONAL COSMETICS MARKETING CO.
        (Exact name of small business issuer as specified in its charter)


               Florida                                    65-0598868
      ------------------------------                  -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 2002, 8,491,579 shares of Common Stock are issued and outstanding.

                      INTERNATIONAL COSMETICS MARKETING CO.
                Form 10-QSB for the quarter ended March 31, 2002


TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
----------------------------------------------------

                                     Part I


Condensed Balance Sheet (Unaudited) as of March 31, 2002                      1

Condensed Statements of Operations (Unaudited) for the
    three and nine months Ended March 31, 2002 and 2001                       2

Condensed Statement of Changes in Stockholder's Equity
   (Unaudited) for the three months March 31, 2002                            3

Condensed Statements of Cash Flows (Unaudited) for
    the nine months ended March 31, 2002 and 2001                             4

Condensed Statements of Cash Flows (Supplemental Disclosure)                  5

Notes to Condensed Financial Statements                                       6

Management's Discussion and Analysis of Financial Condition                   14
    and Results of Operations

                                     Part II

Legal Proceedings                                                             17

Changes in Securities and Use of Proceeds                                     17

Defaults upon Senior Securities                                               17

Submissions of Matters to a Vote of Security Holders                          17

Other Information                                                             17

Exhibits and Reports on Form 8-K                                              17

Signatures                                                                    18

                          Part I. Financial Information

Item 1. Condensed  Financial Statements


                     INTERNATIONAL COSMETICS MARKETING CO.

                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                                                            March 31,
                                                                               2002
                                                                           -----------
                                     ASSETS
Current Assets:
    Cash                                                                   $   250,251
    Accounts receivable, net                                                        --
    Inventory, net                                                             414,299
    Prepaid expenses and other current assets                                   22,636
                                                                           -----------

                    Total current assets                                       687,186

Office furniture and equipment, net                                            124,262
License agreement, net                                                         186,576
Deposits                                                                        17,915
                                                                           -----------

                    Total assets                                           $ 1,015,939
                                                                           ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Demand notes payable to stockholder                                    $   500,000
    Accounts payable                                                           333,020
    Payables to related parties                                                 48,875
    Accrued liabilities                                                         46,010
                                                                           -----------

                    Total current liabilities                                  927,905

Long Term liabilities:
     Payable to supplier                                                        67,532

Stockholders' equity:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                      221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 6,933,313 shares issued
    and outstanding                                                              6,933
    Additional paid-in capital                                               6,879,915
    Accumulated deficit                                                     (6,866,567)
                                                                           -----------

                    Total stockholders' equity                                  20,502
                                                                           -----------

                    Total liabilities and stockholders' deficiency         $ 1,015,939
                                                                           ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Nine Months        Nine Months      Three Months       Three Months
                                                          Ended              Ended             Ended              Ended
                                                         March 31,          March 31,         March 31,          March 31,
                                                          2002               2001               2002               2001
                                                       -----------        -----------        -----------        -----------

Net sales                                              $   698,763        $ 1,205,157        $        --        $   110,345

Cost of sales                                              383,942            582,358             93,949             46,485
                                                       -----------        -----------        -----------        -----------

Gross profit                                               314,821            622,799            (93,949)            63,860

Operating expenses:
    Commissions                                             33,723            488,908                 --             47,735
    Royalty and other expense - licensors                  208,250            214,909             68,250             73,429
    Selling, general and administrative:
        Stock options and warrants for services              6,459          1,081,378                 --            162,126
        Other                                              969,117          1,182,582            202,859            357,357
                                                       -----------        -----------        -----------        -----------

Total operating expenses                                 1,217,549          2,967,777            271,109            640,647
                                                       -----------        -----------        -----------        -----------

Operating loss                                            (902,728)        (2,344,978)          (365,058)          (576,787)
                                                       -----------        -----------        -----------        -----------

Other income (expense):
     Forgiveness of debt                                     6,690             51,225                 --                 --
     Interest income                                         9,450                 --              1,124                 --
     Interest expense                                      (29,875)            (4,162)            (7,535)            (2,882)
     Loss on disposal of fixed assets                       (4,765)          (186,784)            (4,765)          (186,784)
                                                       -----------        -----------        -----------        -----------

                                                           (18,500)          (139,721)           (11,176)          (189,666)
                                                       -----------        -----------        -----------        -----------

Loss before income taxes                                  (921,228)        (2,484,699)          (376,234)          (766,453)

Provision for income taxes                                      --                 --                 --                 --
                                                       -----------        -----------        -----------        -----------

Net loss                                                  (921,228)        (2,484,699)          (376,234)          (766,453)

Discount attributable to the beneficial
  conversion feature of preferred stock                         --           (138,190)                --                 --
                                                       -----------        -----------        -----------        -----------

Net loss applicable to comon stock                     $  (921,228)       $(2,622,889)       $  (376,234)       $  (766,453)
                                                       -----------        -----------        -----------        -----------

Net loss per share:
    Basic                                              $     (0.14)       $     (0.54)       $     (0.05)       $     (0.16)
    Diluted                                            $        --        $        --        $        --        $        --
Weighted average common shares outstanding:
    Basic                                                6,512,664          4,852,980          6,933,313          4,868,834
    Diluted                                              6,512,664          4,852,980          6,933,313          4,868,834


              The accompanying notes are an integral part of these
                        condensed financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)


                                    Preferred                    Common                   Additional                      Total
                                     Stock       Preferred       Stock         Common       Paid-in      Accumulated   Stockholders'
                                     Shares        Stock         Shares        Stock        Capital       (Deficit)       Equity
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balances at December 31, 2001          221,458   $       221     6,933,313   $     6,933   $ 6,879,915   $(6,490,333)   $   396,736


    Net loss                                --            --            --            --            --      (376,234)      (376,234)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 2002             221,458   $       221     6,933,313   $     6,933   $ 6,879,915   $(6,866,567)   $    20,502
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

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Nine Months           Nine Months
                                                                        Ended                  Ended
                                                                       March 31               March 31
                                                                         2002                   2001
                                                                     -----------             -----------
Cash Flows From Operating Activities:
    Net loss                                                         $  (921,228)            $(2,484,699)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                              22,500                  23,839
        Loss on disposal of equipment                                      4,765                 186,784
        License amortization expense                                      10,430                  10,431
        Provision for uncollectible acccounts                             39,312                      --
        Provision for inventory obsolescence                              93,949                 145,902
        Consulting and legal expense                                          --                   2,083
        Stock options and warrants for services                            6,459               1,081,378
        Changes in operating assets and liabilities:
            Accounts receivable                                          (25,312)                 58,351
            Inventory                                                   (285,657)                447,093
            Deposits for inventory purchases                              80,135                (106,586)
            Fixed assets held for resale                                      --                 (21,918)
            Prepaid expenses and other current assets                      6,686                  56,884
            Accounts payable                                            (152,817)               (278,166)
            Payable to related parties                                  (173,743)                 37,713
            Accrued liabilities                                           19,012                 (86,085)
            Payable to supplier                                           67,532                      --
                                                                     -----------             -----------

                    Net cash used in operating activities             (1,207,977)               (926,996)

Cash Flows From Investing Activities:
    Purchase of furniture and equipment                                  (81,734)               (193,493)
    Deposit for services                                                  40,000                      --
                                                                     -----------             -----------

                    Net cash used in investing activities                (41,734)               (193,493)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                   --                 475,000
     Proceeds from issuance of common stock, net of issuance costs     1,410,376                 184,310
     Proceeds from issuance of preferred stock                                --                 500,000
                                                                     -----------             -----------

                    Net cash provided by financing activities          1,410,376               1,159,310

                    Net increase in cash                                 160,665                  38,821

Cash, beginning of period                                                 89,586                   4,739
                                                                     -----------             -----------

Cash, end of period                                                  $   250,251             $    43,560
                                                                     ===========             ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     Nine Months     Nine Months
                                                        Ended           Ended
                                                       March 31        March 31
                                                         2002             2001
                                                       ---------      ----------
Supplemental disclosure of cash flow information:
      Interest paid                                     $32,480         $    --
      Income taxes paid                                 $    --         $    --

Supplemental Disclosure of Noncash Investing and Financing Activities for the nine months ended March 31, 2002:

      Options of certain licensors valued at $6,459

      15,000 shares of common stock issued for legal services valued at $28,151

      70,000 shares of common stock issued for conversion of debenture at $1.50 per share

Supplemental Disclosure of Noncash Investing and Financing Activities for the nine months ended March 31, 2001:

      Options of certain licensors valued at $36,378 Warrant expense for investment banking services valued at $895,000

      Call options granted on previously issued options to employee valued at $150,000.

      21,900 shares of common stock issued for accounts payable at $2.50 per share.

      18,000 shares of common stock issued for advance payable to related parties at $2.50 per share.

      400,000 shares of common stock previously issued conditionally cancelled at par value.

      5,458 shares of preferred stock issued for legal fees payable at $2.50 per share.

      16,000 shares of preferred stock issued for conversion of advance payable to related parties at $2.50 per share.




              The accompanying notes are an integral part of these
                        condensed financial statements.

                     International Cosmetics Marketing Co.
              Notes to Condensed Financial Statements (Unaudited)
          For the nine and three months ended March 31, 2002 and 2001

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine and three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Advertising Expense -- Advertising expense is recognized as incurred. The Company had $0 and $8,500 of advertising expense in the three and nine month's ended March 31, 2002 and no such expense in the three and nine months ended March 31, 2001.

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

Options and warrants issued to non-employees have been valued under SFAS 123 using the Black-Shoals option pricing model.

Reclassifications -- Certain reclassifications have been made to the condensed financial statements for the three and nine months ended March 31, 2001 to conform to the presentation of the three and nine months ended March 31, 2002.

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

In August 2001, the FASB issued SFAS 144, which supersedes SFAS 121. SFAS 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset group must incorporate the entity's own assumptions about its use of the asset group and must factor in all available evidence. SFAS 144 was effective on January 1, 2002. The adoption of SFAS 144 is not expected to have a material effect on the Company's financial position or results of operation.

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

In the three months and nine months ended March 31, 2002, $0 and $633,058 of the Company's sales of $0 and $698,763, respectively, were with Target Corporation. While initial orders from Target Corporation were encouraging, the Company disagrees with Target Corporation retail pricing strategy and terminated its relationship with Target Corporation in the quarter ended December 31, 2001. The gross profit of the sales to Target Corporation represented 0% and 91% of the Company's gross profit for the three and nine months ended March 31, 2002, respectively.

5. INVENTORIES

Inventories consist of the following:

Finished goods, net                                         $217,076
Raw material, net                                            197,223
                                                            --------
                                                            $414,299
                                                            --------

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

Leases - The Company has certain non-cancelable operating leases for its corporate office space and office equipment. Rent expense was $20,055 and $39,390 for the three months ended March 31, 2002 and 2001, respectively, and $59,475 and $76,117 for the nine months ended March 31, 2002 and 2001, respectively.

Employment agreement - In March 2002, the Company entered into an employment contract with Mark A. Pinvidic to be the Company's President and acting Chief Financial Officer. The contract provides for annual base compensation of $100,000 and stock options vesting over three years to purchase 225,000 shares at $1.50 per share and 225,000 shares at $1.10 per share. The contract also provides for severance pay equal to base compensation for up to six months.

Purchase commitment - The Company has purchased volume commitments for bottles and caps with a supplier through 2005 to cover the $77,113 cost of molds used to manufacture the bottles and caps. After purchases in the nine months ended March 31, 2002, $67,532 remains payable for the molds. The Company has recorded the cost of the molds as a fixed asset and the remaining payable as a long term payable to supplier in the accompanying condensed financial statements. Title to the molds passes to the Company upon payment of the molds.

Contingencies - On November 7, 2000, a lawsuit was filed against the Company, its licensors (Beverly Sassoon International, LLC ("BSI") and Beverly Sassoon), and others. The complaint alleges, among other things, that the Company is a successor in interest to BSI and that BSI and other defendants fraudulently induced an elderly investor to loan $150,000 to BSI prior to the time of the Company's license agreement or association with BSI, Ms. Beverly Sassoon and Mr. Elan Sassoon. In the three months ended March 31, 2002, this lawsuit was settled with full, complete, mutual and general release of all claims at no cost to the Company.

In the latter part of October 2001, Target Corporation requested allowances for certain retail price reductions on product purchased from the Company and to return certain product for refund. The Company does not believe that it is obligated for these costs. No provision for sales returns and allowances has been recorded in the accompanying financial statements.

8. RELATED PARTIES

In the three months ended September 30, 2001, the Company's controlling preferred stockholder loaned the Company $230,000 pursuant to a series of 6% demand notes under a security agreement. Under the security agreement, the notes are secured by all assets of the Company. In the quarter ended December 31, 2001, the Company paid $230,000 of these notes leaving $500,000 payable. The Company incurred interest expense of $7,500 and $25,787 and paid accrued interest of $2,500 and $28,787 on these notes in the three and nine months ended March 31, 2002, respectively. At March 31, 2002, interest of $7,500 is payable and is included in payables to related parties.

Royalty and other expenses of $68,250 and $73,429 were incurred for the three months ended March 31, 2002 and 2001, respectively, and $208,250 and $214,909 for the nine months ended March 31, 2002 and 2001, respectively to Beverly Sassoon International, LLC, a stockholder of the Company and an entity controlled by Beverly Sassoon and Elan Sassoon. At March 31, 2002, $11,375 of royalties are payable and included in payables to related parties.

Legal fees of $4,230 and $18,201 were incurred for the three months ended March 31, 2002 and 2001, respectively, and $50,982 and $63,738 for the nine months ended March 31, 2002 and 2001, respectively, from a law firm whose principals and affiliates are stockholders of the Company. During the nine months ending March 31, 2002, the Company paid this law firm $140,494 plus 15,000 shares of the Company's common stock, leaving $4,230 payable to the law firm as of March 31, 2002. Legal fees of $13,645 of this law firm from prior to July 1, 2000 were converted into preferred stock in the nine months ended March 31, 2001.

Public relations expense and related expenses of $5,382 and $39,358 were incurred with a public relations firm that is a stockholder of the Company in the three and nine months ended March 31, 2002, respectively.

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment-banking services with an NASD broker dealer as summarized in Note 12. Under this agreement, consulting expense of $15,000 and $30,000 were incurred in the three months ended March 31, 2002 and 2001, respectively and $60,863 and $60,000 for the nine months ended March 31, 2002 and 2001, respectively. During the three months ended December 31, 2001, the Company paid $120,000 of this consulting expense and $3,387 of expenses leaving $30,000 payable as of March 31, 2002. Additionally, on November 22, 2000, the

Company entered into a Placement Agent Agreement with this NASD broker dealer in connection with the planned sale of stock. Under the agreement, the Company pays a fee equal to ten percent of the price of each share sold by or through the placement agent and an expense allowance equal to three percent of the gross proceeds of stock sold. In connection with shares of common stock sold for $1,109,360 in the three months ended September 30, 2001, the Company incurred fees and expenses to the placement agent of $216,323, which have been charged against additional paid-in capital (see Note 6).

During the nine months ended March 31, 2002, the Company paid $15,417 to a stockholder to retire an advance payable. During the nine months ended March 31, 2001, an advance payable to a stockholder for $45,000 was converted into the Company's common stock at $2.50 per share. During the nine months ended March 31, 2001, an advance payable to an affiliate of a stockholder of $40,000 was converted into convertible preferred stock.

During the nine months ended March 31, 2001, liabilities aggregating $54,749 under a verbal consulting agreement with a stockholder and a related distributor were converted to 39,900 shares of the Company's common stock at $2.50 per share.

During the nine months ended March 31, 2001, two consulting agreements with companies affiliated with a stockholder were terminated. The 400,000 shares of the Company's common stock conditionally issued to these entities in the year ending June 30, 2000 were returned to the Company at no cost to the Company and cancelled.

Commissions of $72,034 were paid to distributors of the Company who were immediate family members of the Company's former president during the nine months ended March 31, 2001. Commissions of $9,881 were paid to Capital Distributors, LLC, an entity controlled by Beverly Sassoon and Elan Sassoon during the nine months ended March 31, 2001.

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

The Company recognized the discount attributable to the beneficial conversion feature of $138,190 by accreting the amount from the issued date through the last date that the shareholders could convert (September 27, 2000) as an adjustment to net loss attributable to common stockholders. Additionally, the Company recognized additional discount attributable to the beneficial conversion feature of $16,831 by accreting the amount from the date (April 20, 2001) when the Company adjusted the conversion ration to $1.50 per share. The adjustment resulted in a charge to net loss applicable to common stock and an accompanying increase to additional paid-in capital. The financial amounts of the prior periods were restated for the nine months ended March 31, 2001 to reflect these adjustments.

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

13. GOING CONCERN

In the three months ended December 31, 2001, the Company terminated its relationship with Target Corporation. Target Corporation accounted for 59% of gross profit for the nine months ended March 31, 2002. The Company incurred net losses of $376,234 and $921,228 for the three and nine months ended March 31, 2002, respectively, and net cash used in operations was $1,207,977 for the nine months ended March 31, 2002. The Company had net sales of $0 and $698,763 for the three and nine months ended March 31, 2002 respectively. The Company's independent auditors have concluded that due to recurring net losses, negative cash flows from operations and termination of the relationship with Target Corporation, these matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plan with regard to this matter encompasses redirecting its marketing strategy to a direct-to-consumer approach and minimizing operating expenses. Since the Company does not expect any sales until the latter part of the first quarter of fiscal 2003, the Company will be required to raise additional funding of approximately $200,000 to fund operations for the three months ending September 30, 2002. The expected capital needs assume that the Company's demand note holder, who is the Company's controlling shareholder, will not demand payment of the $500,000 demand notes payable or any significant part thereof.

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

RESULTS OF OPERATION

Comparison of the Company's financial information as of March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001:

Company sales commenced December 1999 and net sales for the three months ended March 31, 2002 and 2001 were $0 and $110,345, respectively and $698,763 and $1,205,157 for the nine months ended March 31, 2002 and 2001, respectively. Sales for the three and six months ended September 30, 2000 were from direct sales utilizing a network marketing distribution model that was terminated in March 2001. New skin care and sun care products were developed for the retail market and the first such sales were made in July 2001 to Target Corporation. While initial orders from Target Corporation were encouraging, the Company disagrees with Target Corporation's retail pricing strategy and terminated its relationship with Target Corporation in the three months ended December 31, 2001. Sales to Target Corporation for the nine months ended March 31, 2002 was $633,058, and represented 91% of the Company's net sales. The Company had no sales in the three months ended March 31, 2002.

In consideration of its experience with Target Corporation, the Company believes that its products require a more direct-to-consumer marketing approach and is implementing such an approach. The Company expects to begin replacing the sales to Target Corporation in the latter part of the quarter ending September 30, 2002.

Gross profit was a negative ($93,949) and $63,859 for the three months ended March 31, 2002 and 2001, respectively, and $314,821 and $622,799 for the nine months ended March 31 2002 and 2001, respectively. The gross profit on sales to Target Corporation, which will not be recurring in the future, was 59% of the Company's gross profit for the nine months ended March 31, 2002.

Commission expense, was $0 and $47,735 for the three months ended March 31, 2002 and 2001, respectively, and $33,723 and $488,908 for the nine months ended March 31, 2002 and 2001, respectively. The decrease in commissions resulted from changing from a network marketing distribution model to selling to the retail market, as well as decreased sales.

Royalty and other related expense was $68,250 and $73,429 for the three months ended March 31, 2002 and 2001, respectively, and $208,250 and $214,909 for the nine months ended March 31, 2002 and 2001, respectively. The changes in royalty expense resulted from the royalty agreement being changed in October 2000 and March 2001.

Selling, general and administrative expenses were $202,859 for the three months ended March 31, 2002, compared to $357,357 for the three months ended March 31, 2001. Selling, general and administrative expenses were $969,117 for the nine months ended March 31, 2002, compared to $1,182,582 for the nine months ended March 31, 2001. The decrease in selling, general and administrative expenses is primarily attributable to stock options and warrants issued in the three months ended December 31, 2000 for services (principally investment banking services) and efforts to minimize operating expenses in fiscal 2002.

Net loss decreased by approximately $390,219 for the three months ended March 31, 2002 compared to a net loss of $766,453 for the three months ended March 31, 2001 principally as a result of reductions in commissions resulting from termination of the Company's network marketing operations in March 2001 and stock options and warrants issued for services (principally investment banking services) in October 2000 offset by reduced sales due to the Company's termination of its relationship with Target Corporation in the three months ended December 31, 2001. Net loss decreased by approximately $1,701,661 for the nine months ended March 31, 2002 compared to a net loss of $2,622,889 for the nine months ended March 31, 2001 principally as a result of reductions in commissions resulting from termination of the Company's network marketing operations in March 2001 and stock options and warrants issued for services (principally investment banking services) in October 2000 offset by reduced sales due to the Company's termination of its relationship with Target Corporation in the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally accounts receivable and inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from issuance of convertible debentures, preferred stock, common stock, and notes payable (primarily secured) of approximately $3,835,000 in the period August 1999 through June 30, 2001, and cash collected on product sales of approximately $3,830,000 in the period December 1999 through March 31, 2002.

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

The Company is currently generating negative cash from operations. For the nine months ended March 31, 2002, the Company had negative cash flow from operations of $1,207,977. This negative cash flow from operations is primarily related to the Company's net loss, increases in accounts receivable and inventory and decreases in accounts payable and payables to related parties. Since the Company has terminated its relationship with Target Corporation in the three months ended December 31, 2001 as a result of Target Corporation's retail pricing strategy, the Company's previously expected revenues and cash inflows are adversely affected and the Company is dependent upon obtaining new customers. This situation with Target Corporation may hinder the Company in attracting business from certain potential new customers. The Company believes that its products require a more direct-to-consumer marketing approach and is modifying its marketing strategy accordingly. The Company does not expect to begin obtaining additional sales to replace the sales to Target Corporation until the latter part of the three months ending September 30, 2002. The Company may also be required to spend additional amounts on marketing, packaging design and advertising to attract new customers.

As of March 31, 2002, working capital was a negative $240,718. Cash at March 31, 2002 was $250,251.

As reflected in the accompanying condensed financial statements, in the three months ended December 31, 2001, the Company terminated its relationship with Target Corporation, the larger of its two customers, and incurred a net loss of $376,234 and $921,228 for the three and nine months ended March 31, 2002, respectively. Target Corporation accounted for 59% of gross profit for the nine months ended March 31, 2002, respectively, total net sales were only $0 for the three months ended March 31, 2002 and net cash used in operations was $1,207,977 for the nine months ended March 31, 2002. The Company has had no sales in 2002. The Company's independent auditors have concluded that due to recurring net losses, negative cash flows from operations and termination of the relationship with Target Corporation, these matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to redirect its marketing strategy to a direct-to-consumer approach and minimizing operating expenses. Expected capital needs for the remainder of fiscal 2002 is expected to be minimal. Additional capital of approximately $200,000 will be needed in the first quarter of fiscal 2003. The expected capital needs assume that the Company's demand note holder, who is the Company's controlling shareholder, will not demand payment of the $500,000 demand notes payable or any significant part thereof. There is no assurance that the Company can generate profitable sales and raise additional funding if it is needed. The failure of the Company to increase profitable sales and to raise additional funding would have a material adverse effect on the Company's business, financial condition, and results of operations and the Company may have to curtail operations.

The Company had capital expenditures of $4,621 for the nine months ended March 31, 2002. The Company anticipates minimal, if any, capital expenditures during the remainder of the fiscal year.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations as of March 31, 2002 were $196,612, including $18,532 for the remainder of fiscal year 2002.

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

                            PART II OTHER INFORMATION


Item 1   Legal Proceedings

On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges, among other things, that the Company is a successor in interest to BSI and that BSI and other defendants fraudulently induced an elderly investor to loan $150,000 to BSI prior to the time of the Company's license agreement or association with BSI, Ms. Beverly Sassoon and Mr. Elan Sassoon. In the quarter ended March 31, 2002, this lawsuit was settled with full, complete, mutual and general release of all claims at no cost to the Company.

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

Item 5   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-B

                  10.1 Employment agreement dated March 16, 2002 by and between International Cosmetics Marketing Co. and Mark A. Pinvidic.

         (b)  Reports on Form 8-K

                  A Current Report on Form 8-K was filed on April 18, 2002 regarding the changes in the Company's officers and directors.*

* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

International Cosmetics Marketing Co.
(Registrant)


/s/ Mark A. Pinvidic                                         /s/ Nico P. Pronk
-----------------------------                                -------------------
Mark A. Pinvidic                                             Nico P. Pronk
President and Chief Financial                                Director
Officer

Dated:   May 14, 2002