Form 10KSB
period 2002-06-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2002-10-16
CIK 1097339

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission file number 0-27833

                      International Cosmetics Marketing Co.
       -------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                     Florida
  ----------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0598868
   ---------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

           6501 Congress Avenue, Suite 100, Boca Raton, Florida 33487
           ----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number 561-999-8878
                                               -------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year. Issuer had revenues of $698,763 for the year ended June 30, 2002.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of September 30, 2002 was approximately $2,809,882.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of September 30, 2002, 8,491,579 shares of Common Stock are issued and outstanding.

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

         Transitional Small Business Disclosure Form (check one):

         Yes      No   X
             ----    -----

                      INTERNATIONAL COSMETICS MARKETING CO.
                  Form 10-KSB for the year ended June 30, 2002

                                Table of Contents

                                     Part I

Item 1                   Description of Business
Item 2                   Description of Property
Item 3                   Legal Proceedings
Item 4                   Submission of Matters to a
                         Vote of Security Holders

                                     Part II

Item 5                   Market for Common Equity and
                         Related Stockholder Matters
Item 6                   Management's Discussion and
                         Analysis
Item 7                   Financial Statements
Item 8                   Changes in and Disagreements
                         With Accountants on Accounting
                         And Financial Disclosure

                                    Part III

Item 9                   Directors, Executive Officers, Promoters
                         And Control Persons; Compliance with
                         Section 16(a) of the Exchange Act
Item 10                  Executive Compensation
Item 11                  Security Ownership of Certain Beneficial
                         Owners and Management
Item 12                  Certain Relationships and Related
                         Transactions
Item 13                  Exhibits and Reports on Form 8-K

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

         The Company commenced operations in late 1999 to develop and distribute a variety of skin care and nutritional products branded with the Beverly Sassoon and Elan Sassoon names. Following the initial test phase from December 1999 through February 2001 using a network marketing distribution model, the Company developed products for retail distribution. In the fourth quarter of fiscal 2001, the Company received orders from a large retail outlet for skin care products and subsequently sun care products. In December 2001, the Company's relationship with a large retail outlet was terminated and redirected its marketing strategy to a direct-to-consumer approach. The Company began selling its products on Shop NBC in September 2002.

         The Company's objective is to develop a unique line of skin care products with a quality and selection traditionally distributed through a direct-to-consumer approach. The Company believes that a unique niche exists for their products in the upper end of the mass market. As the awareness of the product line becomes more established, the Company anticipates that some line extension can be developed, as well as additional licensing opportunities. The Company is currently developing public relations and marketing campaigns to support the debut of the new line extensions.

         The Company's fiscal year end is June 30 and its executive offices are located at 6501 Congress Avenue, Suite 100, Boca Raton, Florida 33487. The Company's telephone number is 561-999-8878.

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

                  VitaOrganics Night Cream. Night Cream is a lightweight PM-hydration formula to help the skin retain an optimum moisture level while a person sleeps.

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

Licensing Agreement

         Exclusive License Agreement. On August 19, 1999, the Company entered into an exclusive worldwide license agreement with Beverly Sassoon International, LLC (a Florida limited liability company), Beverly Sassoon, and Elan Sassoon. The agreement was modified in October 2000 and amended in March 2001 and February 2002. The agreement grants the Company the rights to utilize Ms Sassoon's and Mr. Sassoon's names and likenesses with the manufacturing and promotion of products, except for hair care products (as defined). The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

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

Suppliers and Key Vendors

         Six of the Company's skin care products are produced by a supplier in South Carolina. One of the Company's skin care products and its sun care products are produced by a supplier in Florida. Containers and cartons are purchased from suppliers in New York and in Florida, respectively. Finally, the development of additional new products in the future will likewise depend in part on the services of suitable outside manufacturers. The Company believes that, in the event it is unable to source any products or ingredients from its current supply sources, the Company could produce such products or replace such products or substitute ingredients without great difficulty or prohibitive increases in the cost of goods sold. However, there can be no assurance that the loss of a primary supplier or its suppliers would not have a material adverse effect on the Company's business and results of operations.

         The Company has purchase volume commitments for bottles and caps with a supplier through 2005 to cover the $77,113 cost of molds used to manufacture the bottles and caps. After purchases in the year ended June 30, 2002, $67,532 remains payable for the molds. Title to the molds passes to the Company upon payment of the molds. See "Risk Factors - Reliance on Limited Suppliers."

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

Employees

         As of June 30, 2002, the Company had three full time employees. As the Company implements its business plan, it anticipates hiring additional full-time employees. Union or other collective bargaining groups represent none of the employees. The Company believes its relationship with its employees is good, and does not currently foresee a shortage of qualified personnel needed to operate its business.

Risk Factors

         There are certain significant risks facing the Company, many of which are substantial in nature. The following risks and information should be considered in connection with the other information contained in this filing.

         Reliance on a limited number of customers. Currently the Company has one customer. The Company believes that it can attract additional customers. See "General."

         Acceptability of new products. The Company's current products are new and their acceptability by consumers has not yet been experienced. Limited acceptability of the Company's products by consumers would have a material adverse effect upon the Company's business. See "General."

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

         Controls by Preferred Stockholder. On September 27, 2000, the Company entered into a stock purchase agreement with related parties to issue 221,458 shares of Series A Convertible Preferred Stock at a stated value of $2.50 per share, currently convertible into common shares at $1.50. Nico P. Pronk, a Director of the Company, received 200,000 of these shares. The preferred stock carries voting rights equal to 75 votes per one (1) share of preferred stock. The stock purchase agreement also requires the Company to obtain the written approval of the holders of at least a majority of the voting power of the outstanding shares of preferred stock for the following: 1) sell, convey, or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is transferred or disposed of, 2) alter or change the rights, preferences or privileges of the preferred stock, 3) increase or decrease the total number of authorized shares of the preferred stock, 4) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security having rights, preferences or privileges over, or being on a parity with or similar to, the preferred stock, 5) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any security of the Company, 6) amend the Company's Articles of Incorporation or bylaws, 7) change the authorized number of directors of the Company's board of directors, 8) declare, order or pay any dividends on any class of securities, 9) adjust the salary of executive officers, directors, executive level independent contractors and key employees of the Company, 10) make any capital expenditures in excess of $15,000, 11) issue new shares of capital, 12) enter into or approve any agreement or contract for the purchase of goods, services or other items between the Company, a shareholder or a member of shareholder's immediate family, or 13) make any commission payment in excess of $15,000.

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

         Qualified Report of Independent Auditors. Our independent auditors' report on our financial statements includes an explanatory paragraph stating that the accompanying financial statemetns have been prepared assuming that we will continue as a going concern. Our operations have generated losses and cash flow deficiences, which raises substantial doubt about our ability to continue as a going concern. We may be unable to continue as a going concern.

ITEM 2. DESCRIPTION OF PROPERTY

         On September 23, 2002, the Company relocated its principal offices to 6501 Congress Avenue, Suite 100, Boca Raton, Florida 33487. The Company has an existing lease agreement with an unrelated third party for its previous location of approximately 4,251 square feet of commercial office space. The lease is for a term of five (5) years, commencing on November 1, 1999 and expiring on October 31, 2004. The base rent, ranges from $5,314 per month to $5,977 per month over the term of the lease, along with its pro rata share of certain common area maintenance, operating expenses, taxes and insurance. The Company intends to negotiate a settlement with the landlord regarding the remaining balance of this lease.

ITEM 3.  LEGAL PROCEEDINGS

         On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges that Beverly Sassoon International, LLC ("BSI") and other defendants involved with BSI fraudulently induced an elderly investor to loan $150,000 to BSI when BSI never intended to pay the loan. The complaint alleges, among other things that the Company is the successor in interest to BSI and is therefore liable to the Plaintiff. In the third quarter of this fiscal year the lawsuit was settled with a full, complete, mutual and general release of all claims at no cost to the company. The settlement stated that certain shares of common stock held by the Plaintiff be included in a Form SB-2 to be filed with the SEC. As of June 30, 2002, the Form SB-2 has not been declared effective with the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock began trading on March 28, 2000 on the OTC bulletin board market under the symbol "ICMK." On October 15, 2001, the stock symbol was changed to "SASN." The following table sets forth the range of high and low closing sale price as reported by the OTC bulletin board for the common stock for the quarters indicated. The OTC bulletin board market quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

                                                               Low         High
                                                               ---         ----
         First Quarter - ended September 30, 2000            $2.625       $4.125
         Second Quarter - ended December 31, 2000            $3.00        $5.00
         Third Quarter - ended March 31, 2001                $1.250       $3.750
         Fourth Quarter - ended June 30, 2001                $1.60        $2.60
         First Quarter - ended September 30, 2001            $1.50        $2.45
         Second Quarter - ended December 31, 2001            $1.10        $1.85
         Third Quarter - ended March 31, 2002                $0.90        $1.80
         Fourth Quarter - ended June 30, 2002                $0.55        $1.70

         As of September 30, 2002, the Company believes that it has approximately 200 record holders of its common stock.

         The Company has never declared or paid any cash dividends on the Company's common stock. The Company currently expects to retain future earnings, if any, to finance the growth and development of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with our financial statements and notes related thereto. The discussion of results, causes and trends should not be constructed to infer conclusions that such results, causes or trends necessarily will continue in the future.

                          CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to fixed asset lives, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under difference assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements.

REVENUE RECOGNITION:

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

INTANGIBLE ASSETS

         Intangible assets include a license agreement that was acquired with cash and common stock. The license agreement was being amortized on the straight-line basis over 16 years. During the year ended June 30, 2002, the Company determined that the license agreement was impaired and was completely written off.

STOCK BASED COMPENSATION

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

         Options and warrants issued to non-employees have been valued under SFAS 123 using the Black-Scholes option-pricing model.

RESULTS OF OPERATIONS
Year ended June 30, 2002 compared to year ended June 30, 2001:

         Company sales for the years ended June 30, 2002 and 2001 were $698,763 and $1,206,369, respectively. The decrease in sales resulted from the Company terminating its relationship with a large retail outlet in the second quarter of this fiscal year and by redirecting its marketing strategy to a direct-to-consumer approach.

         Gross profit as a percentage of net sales was 2% and 34% for the years ended June 30, 2002 and 2001, respectively. The decrease in gross profit resulted primarily from the write downs taken on Company inventory in 2002.

         Commissions earned by distributors of the Company's products as a percentage of net sales was 5% and 41% for the years ended June 30, 2002 and 2001, respectively. The decrease in commissions as a percentage of net sales is attributable to the change from a network marketing distribution model to selling to the retail market, as well as decreased sales.

         Royalty expense was $276,500 and $289,208 for the years ended June 30, 2002 and 2001, respectively. The increase is attributable to changes in the underlying license agreement.

         Selling, general and administrative expenses were $1,360,837 and $1,494,438 in the years ended June 30, 2002 and 2001, respectively. Selling and general administrative expenses were 195% and 124% of net sales for the years ended June 30, 2002 and 2001, respectively. Included in 2002 was $183,099 of impairment losses because the Company determined that the Sassoon license agreement was impaired and should be completely written off. The decrease from 2002 to 2001 is primarily attributable to the reduction in employees and their related cost which is attributable to the change in the Company's marketing approach.

         Expense for stock, stock options and warrants issued for services $28,959 and $1,812,988 in the years ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable for warrants issued for investment banking services and options issued for public relations, consulting, and referral services in 2001.

         Losses on disposal of fixed assets were $39,464 and $184,878 for the years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2002, $35,199 of the losses was due to writing down certain fixed assets and leasehold improvements to zero, when the Company relocated to new office space. The decrease from 2002 to 2001 is due to the discontinuance of the Company's network marketing business, which occurred in 2001.

         Interest expense was $37,375 and $23,400 for the years ended June 30, 2002 and 2001, respectively. The increase results principally from interest on notes payable and interest on certain accounts payable.

         Net loss decreased by approximately $2,248,034 for the year ended June 30, 2002 compared to a net loss of $3,988,088 in the year ended June 30, 2001. Net loss as a percentage of net sales was 249% for the year ended June 30, 2002 as compared to 330% for June 30, 2001. The decrease is principally the result of the reduction of the cost associated with stock options and warrants issued for services (principally investment banking services) in 2002.

Liquidity and Capital Resources

         The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from sales, issuance of convertible debentures, preferred stock, common stock, and notes payable of approximately $7,200,000 since August 1999, including approximately $6,700,000 and $500,000 from the issuance of stock and secured notes, respectively, through June 30, 2002. It is anticipated current funding will come from sales through an arrangement with Valuevision d/b/a Shop NBC as well as an investment agreement which will invest $280,000 into the Company during the first half of fiscal 2003.

         For the year ended June 30, 2002, the Company had negative cash flow from operations of $1,364,243. This negative cash flow from operations primarily related to the Company's net loss, and a reduction in accounts payable and accrued liabilities.

         As of June 30, 2002 and 2001, working capital deficits were $803,321 and $827,970, respectively. Cash at June 30, 2002 and 2001 was $56,635 and $89,586, respectively.

         Capital expenditures, primarily for office furniture, equipment and software were $8,680 for the year ended June 30, 2002. In addition, the Company anticipates additional similar capital expenditures for the next fiscal year. The Company plans to finance these expenditures from operations.

         The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at June 30, 2002 were $178,081, including $74,589 for fiscal 2003. On September 23, 2002, the Company relocated its Corporate Headquarters to 6501 Congress Avenue, Boca Raton, Florida 33487. The Company will be negotiating a settlement with its previous landlord regarding the outstanding commitment under the lease agreement.

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

    Name              Age               Position
    ----              ---               --------

Mark A. Pinvidic      46      President and Chief Financial Officer and Director

Nico P. Pronk         37      Director


         Under the Stock Purchase Agreement of September 7, 2001, Stanford Venture Capital Holdings, Inc. has the right to have a representative appointed to the Company's Board of Directors. Stanford Venture Capital Holdings, Inc has appointed no representative to date.

         Mr. Pinvidic has been President and Acting Chief Financial Officer since March 16, 2002. Mr. Pinvidic has more than 25 years experience in retail, manufacturing, and consumer product development. As a business owner, Mr. Pinvidic has marketed personal care products throughout Canada and the United States and parts of Europe and Asia for more then the past 5 years.

         Mr. Pronk became a Director on December 18, 2000. Mr. Pronk is President, a director and shareholder of Noble International Investments, Inc., an NASD broker/dealer. Mr. Pronk is a native of Amsterdam, The Netherlands. Mr. Pronk is a graduate of the Dutch Institute for Banking and Finance. Mr. Pronk is a member of, and serves on the board of directors of, the National Investment Bankers Association and is a member of the Securities Traders Association of Florida.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten (10%) percent beneficial owners were compiled with during the year ended June 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

         The following table summarizes all compensation recorded by the Company in each of the last two fiscal years for the Company's Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.



-----------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                      Long Term Compensation
------------------ ------- --------- --------- -------------- --------------------------------------- -----------------
                                  Annual Compensation                   Awards              Payouts
------------------ ------- ---------------------------------- ---------------------------- ---------- -----------------
Name and            Year   Salary    Bonus     Other Annual   Restricted     Securities    LTIP          All Other
                                                                 Stock       Underlying
Principle                                      Compensation    Award(s)     Options/SARs
Position                     ($)       ($)          ($)           ($)           (#)         Payouts     Compensation
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Stephanie McAnly
(1)                 2001    68,000      0            0             0             0             0             0
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Menderes Akdag
(2)                 2001    44,318      0            0             0             0             0             0
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Sam A. Lazar (3)    2001    30,000      0            0             0          150,000          0             0
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Sam A. Lazar (3)    2002    85,268      0            0             0             0             0             0
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------
Mark A. Pinvidic    2002    47,914      0            0             0          450,000          0             0
(4)
------------------ ------- --------- --------- -------------- ------------ --------------- ---------- -----------------

(1) Ms. McAnly served as the Company's President from August 19, 1999 to February 28,2001

(2) Mr.Akdag served as the Company's Chief Executive Officer from November 15, 2000 to March 31, 2001 and a director of the Company from December 18, 2000 to March 31, 2001.

(3) Mr. Lazar served as the Company's President and Chief Operating Officer from April 2, 2001 to January 4, 2002.

(4) Mr Pinvidic began serving as the Company's President and Chief Financial Officer on March 16, 2002.

--------------------------------------------------------------------------- ------------------------------------------
                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------- ------------------------------------------
                            Individual Grants
--------------------------------------------------------------------------- ------------------------------------------
Name                         Number of          % of Total       Exercise or       Market         Expiration Date
                            Securities         Options/SARs
                            Underlying          Granted to
                           Options/SARs        Employees in       Base Price     Price Date
                            Granted (#)        Fiscal Year          ($/Sh)        of Grant
--------------- -------- ------------------ ------------------- --------------- ------------- ------------------------
Mark A.
Pinvidic (1)                  225,000              100%              1.50           1.20          March 16, 2012
--------------- -------- ------------------ ------------------- --------------- ------------- ------------------------
Mark A.
Pinvidic (1)                  225,000              100%              1.10            1.20         March 16, 2012
--------------- -------- ------------------ ------------------- --------------- ------------- ------------------------
Sam A. Lazar
(2)                           150,000              81%               1.50           2.00           April 2, 2011
--------------- -------- ------------------ ------------------- --------------- ------------- ------------------------

(1) Mr. Pinvidic began serving as the Company's President and Chief Financial Officer on March 16, 2002. His options are exercisable per the following: 150,000 on January 15, 2003, 150,000 on January 15, 2004, and the final 150,000 on January 15, 2005.

(2) Mr. Lazar served as the Company's President and Chief Operating office from April 2, 2001 to January 4, 2002. His 150,000 options were forfeited in January 2002.


--------------------------------------------------------------------------------------------------------
            AGGREGATE OPTION/SAR EXERCISES IN FISCAL YEAR 2002 AND FY-END OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------
                                           Number of Securities              Value of Unexercised
                                          Underlying Unexercised       In-the-Money Options/SARs at FY
                                          Options/SARs at FY-End                     End
                                                    (#)                               ($)
------------------------------------- -------------------------------- ---------------------------------
    Name      Shares      Value        Exercisable    Unexercisable     Exercisable     Unexercisable
              Acquired
              on
              Exercise    Realized
                 (#)         ($)
------------- ----------- ----------- -------------- ----------------- --------------- -----------------
Mark A.           0           0             0            450,000             0                0
Pinvidic (1)
------------- ----------- ----------- -------------- ----------------- --------------- -----------------
Sam A. Lazar      0           0             0               0                0                0
------------- ----------- ----------- -------------- ----------------- --------------- -----------------

(1) Mr. Pinvidic began serving as the Company's President and Chief Financial Officer on March 16, 2002. His options are exercisable per the following: 150,000 on January 15, 2003, 150,000 on January 15, 2004, and the final 150,000 on January 15, 2005.

(2) Mr. Lazar served as the Company's President and Chief Operating office from April 2, 2001 to January 4, 2002. His 150,000 options were forfeited in January 2002.

1997 STOCK OPTION PLAN

         The Company's 1997 Stock Option Plan ("Plan") was adopted by the Company's Board of Directors and the holders of a majority of issued and outstanding capital stock on October 1, 1997, effective as of that date. Under the Plan, the Company has reserved an aggregate of 1,000,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"), of which options to acquire an aggregate of 450,000 shares have been granted to Mr. Pinvidic. The purpose of the Plan is to encourage stock ownership by the Company's officers, directors and key employees, and to give such persons a greater personal interest in the Company's success and an added incentive. The Board of Directors will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security ownership of certain beneficial owners and management. As of September 12, 2002, there were 8,491,579 shares of the Company's Common Stock issued and outstanding and there were 221,458 shares of Series A Convertible Preferred Stock issued and outstanding. The following table sets forth, as of the close of business on September 12, 2002, (a) the name, address and number of shares of each person known by us to be the beneficial owner of more than five percent of the Company's Common Stock; and (b) the number of shares of the Company's Common Stock owned by each officer and director, and all officers and directors as a group, together with their respective percentage holdings of such shares. Unless otherwise indicated, the address for each person is 6501 N.W. Park of Commerce Boulevard, Suite 205, Boca Raton, Florida 33487.

Name and                                          Amount of           Percentage
Address of                                        Beneficial             of
Beneficial Owner (1)                          Ownership of Stock        Class
--------------------                          ------------------        -----
Common Stock
------------

Mark Pinvidic(2)                                    450,000             5.3%
820 Hibiscus St, Boca Raton, FL. 33486
Nico Pronk, Sr.                                     449,000             5.3%
c/o 6501 Congress Ave, Boca Raton, FL. 33487
Nico P. Pronk(3)                                    775,092             9.1%
c/o 6501 Congress Ave, Boca Raton, FL. 33487
Stanford Venture Capital Holdings, Inc.(4)        1,643,748            19.4%
5050 Westheimer Rd., Houston, TX. 77056
Beverly Sassoon (5)                                 779,133             9.2%
P.O. Box 267145, Weston, FL. 33326
Elan Sassoon (6)                                    779,133             9.2%
P.O. Box 267145, Weston, FL. 33326

All Executive Officers
and Directors as a Group
(two people)(2)(3)                                1,225,092            14.4%

Preferred Stock
---------------

Nico P. Pronk                                       200,000            90.0%
c/o 6501 Congress Ave, Boca Raton, FL. 33487


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

(2) Includes 450,000 options which vest at a rate of 150,000 options on January 15, 2003, 150,000 options on January 15, 2004, and 150,000 options on January 15, 2005 under the Company's 1997 Stock Option Plan which options will be exercisable for ten (10) years from the date of grant at an exercise price of $1.10 per share for 225,000 and $1.50 per share for the remaining $225,000.

(3) Includes 333,333 shares issuable upon conversion of 200,000 shares of Series A Convertible Preferred Stock and 199,884 shares issuable upon exercise of warrants.

(4) Includes 375,000 shares issuable upon exercise of warrants. Also includes 43,748 shares held by Stanford Group Company, a wholly owned subsidiary of Stanford Venture Capital Holdings, Inc.

(5) Beverly Sassoon is a managing member of Beverly Sassoon International, LLC and is a control person of Capital Distributors, LLC.

(6) Elan Sassoon is a managing member of Beverly Sassoon International, LLC and is a control person of Capital Distributors, LLC.

         (b) Change in control. The Series A Convertible Preferred Stock issued September 27, 2000 entitles each such stockholder to seventy-five (75) votes for each one vote of Common Stock, and with respect to such vote, shall be entitled, notwithstanding any provision hereof, to notice of any shareholders' meeting in accordance with the bylaws of the Company, and shall be entitled to vote together as a single class with holders of Common Stock, with respect to any question or matter upon which holders of Common Stock have the right to vote. The Series A Convertible Preferred Stock also entitles the holders thereof to vote as a separate class. The issuance of the Series A Convertible Preferred Stock resulted in a change in control of the Company to Nico P. Pronk.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Exclusive License Agreement - On October 13, 2000, an Exclusive License Agreement with Beverly Sassoon, Elan Sassoon and Beverly Sassoon International, LLC, was modified to have the royalty terminate August 19, 2001. The royalty payment was also modified to equaling the greater of 2% of gross revenues as defined in the Exclusive License Agreement or $22,750 per month starting October 2000 until such time as the Company reports positive net cash flow from operating activities for three consecutive months. Subsequent to June 30, 2000, the options were modified to be cashless exercisable options and to be exercisable in whole or in part through August 19, 2019. On March 28, 2001, this Exclusive License Agreement was amended including modifying the royalty payment the greater of (i) $68,250 for each fiscal quarter in six equal installments on the 1st and 15th of each month or (ii) a payment within 5 days after the Company files its quarterly and annual financial statements with the U. S. Securities and Exchange Commission equal to (A) 2% of estimated annual gross revenue (as defined) up to $22,500,000, plus (B) 1.25% of estimated annual gross revenues from $22,500,000 up to $45,000,000, plus (C) .75% of estimated annual gross revenues exceeding $45,000,000. Notwithstanding the foregoing the minimum payment shall be automatically increased to $75,000 for each fiscal quarter in which the Company reports net income before depreciation and income taxes. The period of the royalty payments was also extended to the period of the Exclusive License Agreement. On February 4, 2002, this Exclusive License Agreement was amended to among other things, cancel the Indemnification Agreement which was in place as well as to cancel 3,000,000 stock options of the Company which were being held by the Sassoon's and/or Capital Distribution, LLC.

Financial advisory and investment banking services - On October 13 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer, Noble International Investments, Inc. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 13 in the accompany financial statement). The agreement provides a monthly consulting fee of $10,000 plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 (subject to adjustment in certain events) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants. Additionally, the agreement provides for payment of a transaction fee equal to 1) 5% of the consideration up to $3,000,000, plus 2) 3% of the consideration from and including $3,000,000 up to $5,000,000, plus 3) 1% of the consideration including and in excess of $5,000,000 for any merger, acquisition, strategic partner relationship, etc. In addition to the consulting fee and transaction fee, the agreement provides for payment of an alternate transaction fee, subject to a minimum of $25,000, for any joint venture, marketing agreement, licensing agreement, strategic partner agreement, etc., and 1) in connection with any equity securities financing in a public offering, a fee to be agreed upon by the Company and the broker dealer; 2) in connection with any equity securities financing in a private placement, a) a cash fee equal to 10% of the gross proceeds raised, plus b) a non-accountable expense fee equal to 3% of the offering price of the securities sold, plus c) the broker dealer shall have the right to purchase, for $.01 each, "cashless exercise" warrants to purchase common stock equal to 10% of the number of shares of common stock sold in equity securities financing. The warrants will have a term of five years and have an exercise price of 100% of the per share price (or conversion price of the securities, if applicable) at which the investors invested in connection with the equity securities financing and will be transferable to broker dealers' employees and affiliates. The broker dealer shall also be granted registration rights with respect to the common stock underlying such warrants which will include at least one demand registration right at the Company's cost and an unlimited number of piggyback registration rights; 3) in connection with any debt securities financing, such amount as shall be agreed upon by the Company and the broker dealer; 4) in connection with any bank financing that is consummated prior to termination of this agreement in which the broker dealer acts as arranger, the Company shall pay the broker dealer aggregate arrangement fees in an amount to be agreed upon, payable on the date of execution of definitive documentation with respect thereto, which fee shall be in addition to any fee payable to any affiliate of the broker dealer that may act as agent or a member of a lending syndicate or otherwise as a participant in any such bank financing.

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

10(iv)                     1997 Stock Option Plan**

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

10(xi)(2)                  Secured  Promisory Note for $25,000 dated February 28, 2001 by and between  Internationa
                           Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(3)                  Secured  Promissory Note for $100,000 dated March 12, 2001 by and between  International
                           Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(4)                  Secured  Promissory Note for $100,000 dated March 28, 2001 by and between  International
                           Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(5)                  Secured  Promissory  Note for $25,000 dated April 12, 2001 by and between  International
                           Cosmetics Marketing Co. and Nico P. Pronk**

10(xi)(6)                  Secured  Promissory  Note for $80,000  dated July 16, 2001 by and between  International
                           Cosmetics Marketing Co. and Nico P. Pronk**


10(xi)(7)                  Secured  Promissory  Note for $150,000 dated July 27, 2001 by and between  International
                           Cosmetics Marketing Co. and Nico P. Pronk**

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

10(xvi)                    Amendment  to  Exclusive  License  Agreement  dated  February  4,  2002  by and  between
                           International  Cosmetics  Marketing Co. and Beverly Sassoon,  Elan Sassoon,  and Beverly
                           Sassoon International, LLC.*

10(xvii)                   Investment Agreement dated July 19, 2002 by and between International
                           Cosmetics Marketing Co. and Stanford Venture Capital Holdings, Inc and Nico P.Pronk.*

**Previously filed
* Filed here within


         (b)      Reports on Form 8-K
                  -------------------

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

         Current Report on Form 8-K. A current report on Form 8-K was filed on December 12, 2001, regarding the termination of Sam A. Lazar as President and Chief Operating Officer as of December 4, 2001.

         Current Report on Form 8-K. A current report on Form 8-K was filed on April 18, 2002, regarding the termination of Sonny Spoden as Chief Financial Officer and Director as of February 28, 2002. In addition, Mark A. Pinvidic was appointed President and acting Chief Financial Officer as of March 16, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, International Cosmetics Marketing Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         International Cosmetics Marketing Co.


                                         By:  /s/ Mark A. Pinvidic
                                              ----------------------------------
                                              Mark A. Pinvidic, President and
                                              Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                          Title                                             Date
   ---------                          -----                                             ----

/s/  Nico P. Pronk                  Director                                           October 16, 2002
---------------------------
Nico P. Pronk


/s/ Mark A. Pinvidic                President and Chief Financial Officer              October 16, 2002
---------------------------
Mark A. Pinvidic

                                 CERTIFICATIONS

I, Nico P. Pronk certify that:

1. I have reviewed this annual report on Form 10-KSB of International Cosmetics Marketing Co.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 16, 2002

/s/ Nico P. Pronk
---------------------------------------
Nico P. Pronk, Director

I, Mark A. Pinvidic certify that:

1. I have reviewed this annual report on Form 10-KSB of International Cosmetics Marketing Co.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 16, 2002

/s/ Mark A. Pinvidic
---------------------------------------
Mark A. Pinvidic, President and Acting CFO

                       [letterhead of Daszkal Bolton LLP]

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
International Cosmetics Marketing Co.

We have audited the accompanying balance sheets of International Cosmetics Marketing Co. as of June 30, 2002 and 2001, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Cosmetics Marketing Co. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and had negative cash flows from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Daszkal Bolton LLP


Boca Raton, Florida
September 10, 2002

                     INTERNATIONAL COSMETICS MARKETING CO.

                                 BALANCE SHEETS

                                                                              June 30,        June 30,
                                                                                2002           2001
                                                                            -----------     -----------
                                     ASSETS
Current Assets:
    Cash                                                                    $    56,635     $    89,586
    Receivables                                                                   1,326          14,000
    Inventory, net                                                              114,296         222,590
    Deposits for inventory purchases                                                 --          80,135
    Prepaid expenses and other current assets                                    15,542          29,322
                                                                            -----------     -----------

                    Total current assets                                        187,799         435,633

Office furniture and equipment, net                                              77,113          69,793
License agreement, net                                                               --         197,005
Deposits                                                                         17,915          57,915
                                                                            -----------     -----------
                    Total assets                                            $   282,827     $   760,346
                                                                            ===========     ===========


        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Demand notes payable to stockholder                                     $   500,000     $   500,000
    Accounts payable                                                            351,340         513,987
    Payables to related parties                                                  78,243         222,618
    Accrued liabilities                                                          61,537          26,998
                                                                            -----------     -----------
                    Total current liabilities                                   991,120       1,263,603

Long Term liabilities:
   Payable to supplier                                                           67,532

Convertible debentures - stockholder                                                 --         105,000

Stockholders' deficiency:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                       221             221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 8,491,579 and 5,488,963 shares issued
      and outstanding                                                             8,491           5,489
    Additional paid-in capital                                                6,590,816       5,021,332
    Accumulated deficit                                                      (7,375,353)     (5,635,299)
                                                                            -----------     -----------
                    Total stockholders' deficiency                             (775,825)       (608,257)
                                                                            -----------     -----------
                    Total liabilities and stockholders' deficiency          $   282,827     $   760,346
                                                                            ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS M6ARKETING CO.

                             STATEMENT OF OPERATIONS

                                                       Year            Year
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                        2002            2001
                                                    -----------     -----------

Net sales                                           $   698,763     $ 1,206,369

Cost of sales                                           683,945         796,802
                                                    -----------     -----------

Gross profit                                             14,818         409,567

Operating expenses:
    Commissions                                          33,723         488,948
    Royalty and other - licensors                       276,500         289,208
    Selling, general and administrative               1,360,837       1,494,438
    Stock, stock options and warrants issued to
    licensors and others for services                    28,959       1,812,988
                                                    -----------     -----------

Total operating expenses                              1,700,019       4,085,582
                                                    -----------     -----------

Operating loss                                       (1,685,201)     (3,676,015)
                                                    -----------     -----------

Other income (expense):
     Forgiveness of debt                                  6,690          51,225
     Interest income                                      9,774              --
     Interest expense                                   (37,375)        (23,400)
     Loss on disposal of fixed assets                   (39,464)       (184,878)
     Other                                                5,522              --
                                                    -----------     -----------

                                                        (54,853)       (157,053)
                                                    -----------     -----------

Loss before income taxes                             (1,740,054)     (3,833,068)

Provision for income taxes                                   --              --
                                                    -----------     -----------

Net loss                                             (1,740,054)     (3,833,068)

Discount attributable to beneficial conversion
     privilege of preferred stock                            --        (155,020)
                                                    -----------     -----------

Net loss applicable to common stock                 $(1,740,054)    $(3,988,088)
                                                    ===========     ===========


Net loss per share:
    Basic                                           $     (0.25)    $     (0.79)
    Diluted                                         $     (0.25)    $     (0.79)
Weighted average common shares outstanding:
    Basic                                             6,843,807       5,043,032
    Diluted                                           6,843,807       5,043,032

   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                      Preferred                    Common
                                                        Stock       Preferred      Stock         Common
                                                       Shares         Stock        Shares         Stock
                                                     ----------    ----------    ----------     ----------


Balances at June 30, 2000                                    --            --     5,145,730          5,145

Options issued to certain licensors                          --            --            --             --
Conversion of accounts payable                               --            --        21,900             22
Conversion of advances payable                           16,000            16        18,000             18
Cancellation of shares at par value                          --            --      (400,000)          (400)
Issuance of preferred stock                             200,000           200       499,800             --
Conversion of legal fees payable                          5,458             5            --             --
Issuance of common stock at $3.00
per share, net of issuing costs                              --            --       110,000            110
Change in issuance of common stock
from $3.00 to $1.50 per share                                --            --       110,000            110
Stock options - certain licensors                            --            --            --             --
Stock options - employee                                     --            --            --             --
Issuance of common stock for
public relations services                                    --            --       190,000            190
Stock options for consulting services                        --            --            --             --
Transfer of 30,000 shares of
common stock by stockholders for
public relations services                                    --            --            --             --
Issuance of common stock at $1.50
per share, net of issuance costs                             --            --       293,333            294
Warrants issued for investment
banking services                                             --            --            --             --
Embedded dividends on convertible preferred stock            --            --            --             --
Net loss                                                     --            --            --             --

                                                     ----------    ----------    ----------     ----------

Balances at June 30, 2001                               221,458           221     5,488,963          5,489

Issuance of common stock at $1.50 (net)                      --            --       109,350            109
Issuance of common stock at $1.50 (net)                      --            --     1,000,000          1,000
Stock options - licensors                                    --            --            --             --
Stock options - employee                                     --            --            --             --
Exercise of options                                          --            --       250,000            250
Conversion of debenture                                      --            --        70,000             70
Issuance of common stock for legal services                  --            --        15,000             15
Exercise of options                                          --            --     1,558,266          1,558
Net loss                                                     --            --            --             --

                                                     ----------    ----------    ----------     ----------

Balances at June 30, 2002                               221,458           221     8,491,579          8,491
                                                     ==========    ==========    ==========     ==========
[RESTUBBED]
                                                         Additional                       Total
                                                           Paid-in      Accumulated    Stockholders'
                                                           Capital        Deficit        Equity
                                                          ----------     ----------     ----------
                                                                                       (Deficiency)
                                                                                       ------------
Balances at June 30, 2000                                  2,046,258     (1,957,251)        94,152
                                                                                        ----------
Options issued to certain licensors                           12,126             --         12,126
Conversion of accounts payable                                54,727             --         54,749
Conversion of advances payable                                84,966             --         85,000
Cancellation of shares at par value                              400             --             --
Issuance of preferred stock                                  500,000
Conversion of legal fees payable                              13,640             --         13,645
Issuance of common stock at $3.00
per share, net of issuing costs                              284,200             --        284,310
Change in issuance of common stock
from $3.00 to $1.50 per share                                   (110)            --             --
Stock options - certain licensors                             36,378             --         36,378
Stock options - employee                                     150,000             --        150,000
Issuance of common stock for
public relations services                                    379,810             --        380,000
Stock options for consulting services                        267,400             --        267,400
Transfer of 30,000 shares of
common stock by stockholders for
public relations services                                     60,000             --         60,000
Issuance of common stock at $1.50
per share, net of issuance costs                             381,757             --        382,051
Warrants issued for investment
banking services                                             905,000             --        905,000
Embedded dividends on convertible preferred stock           (155,020)       155,020             --
Net loss                                                          --     (3,833,068)    (3,833,068)

                                                          ----------     ----------     ----------

Balances at June 30, 2001                                  5,021,332     (5,635,299)      (608,257)

Issuance of common stock at $1.50 (net)                      138,356             --        138,465
Issuance of common stock at $1.50 (net)                    1,270,661             --      1,271,661
Stock options - licensors                                      6,459             --          6,459
Stock options - employee                                      22,500             --         22,500
Exercise of options                                               --             --            250
Conversion of debenture                                      104,930             --        105,000
Issuance of common stock for legal services                   28,136             --         28,151
Exercise of options                                           (1,558)            --             --
Net loss                                                          --     (1,740,054)    (1,740,054)

                                                          ----------     ----------     ----------

Balances at June 30, 2002                                  6,590,816     (7,375,353)      (775,825)
                                                          ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL COSMETICS MARKETING CO.

                            STATEMENTS OF CASH FLOWS

                                                                                             Year          Year
                                                                                            Ended          Ended
                                                                                           June 30,       June 30,
                                                                                            2002            2001
                                                                                         -----------     -----------
Cash Flows From Operating Activities:
    Net loss                                                                             $(1,740,054)    $(3,988,088)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Loss on disposal of fixed assets                                                      39,464         184,878
        Depreciation expense                                                                  32,299          30,822
        License impairment loss                                                              183,099              --
        License amortization expense                                                          13,906          13,906
        Provision for inventory obsolescence                                                 393,952         355,955
        Stock, stock options and warrants issued to licensors and others for services         28,959       1,812,988
        Discount attributable to beneficial conversion privilege of preferred stock               --         155,020
        Changes in operating assets and liabilities:
            Receivables                                                                       12,674          44,351
            Inventory                                                                       (285,658)        (78,928)
            Deposits for inventory purchases                                                  80,135         (54,890)
            Deposits for services                                                             40,000          58,342
            Prepaid expenses and other current assets                                         13,780          25,087
            Accounts payable                                                                (162,646)        (34,735)
            Payable to related parties                                                      (116,224)        165,201
            Payable to supplier                                                               67,532              --
            Accrued liabilities                                                               34,539         (68,129)
                                                                                         -----------     -----------

                    Net cash used in operating activities                                 (1,364,243)     (1,378,220)

Cash Flows From Investing Activities:
    Purchase of office furniture and equipment                                               (79,084)       (203,293)
                                                                                         -----------     -----------

                    Net cash used in investing activities                                    (79,084)       (203,293)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                                       --         500,000
     Proceeds from issuance of common stock, net of issuance costs                         1,410,376         666,360
    Proceeds from issuance of preferred stock                                                     --         500,000
                                                                                         -----------     -----------


                    Net cash provided by financing activities                              1,410,376       1,666,360

                    Net increase in cash                                                     (32,951)         84,847

Cash, beginning of period                                                                     89,586           4,739
                                                                                         -----------     -----------

Cash, end of period                                                                      $    56,635     $    89,586
                                                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                            STATEMENTS OF CASH FLOWS

                                                               Year      Year
                                                               Ended     Ended
                                                              June 30,  June 30,
                                                               2002       2001
                                                             --------   --------

Supplemental disclosure of cash flow information:
    Interest paid                                           $ 32,875     $ 2,759


Supplemental Disclosure of Noncash Investing and Financing
Activities for the year ended June 30, 2002:
   Options of certain licensors valued $6,459
   15,000 shares of common stock issued for legal services valued at $28,151 70,000 shares of common stock issued for conversion of debenture at
       $1.50 per share.
   Options issued to employee valued at $22,500


Supplemental Disclosure of Noncash Investing and Financing Activities for the year ended June 30, 2001:
    Warrants issued for investment banking services valued at $905,000 Stock options issued for consulting services valued at $267,400 190,000 shares of common stock issued for public relations services valued at $2.00 per share 30,000 shares of common stock of certain shareholders transferred for public relations services valued at $2.00 per share Options of certain licensors valued at $48,504 Call options granted on previously issued options to employee valued at $150,000
    21,900 shares of common stock issued for accounts payable at
        $2.50 per share
    18,000 shares of common stock issued for advance payable to related parties at $2.50 per share
    400,000 shares of common stock previously issued conditionally cancelled at par value
    5,458 shares of preferred stock issued for legal fees payable at
        $2.50 per share
    16,000 shares of preferred stock issued for conversion of advance payable to related parties at $2.50 per share
    Beneficial conversion privilege of preferred stock valued at $155,020



   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL COSMETICS MARKETING CO.
                          NOTES TO FINANCIAL STATEMENTS


1. - THE COMPANY
----------------

International Cosmetics Marketing Co. (the "Company"), d/b/a Beverly Sassoon & Co. commenced operations in late 1999 to develop and distribute a variety of skin care and nutritional products branded with the Beverly Sassoon and Elan Sassoon names. The Company temporarily discontinued sales in December 2001 in order to determine an appropriate sales strategy. Beginning in September 2002 the Company entered into an arrangement with Valuevision d/b/a Shop NBC, to market its skin care products on their twenty-four hour shopping network.

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

Cash and Cash Equivalents
-------------------------

Cash consists of demand deposits and cash equivalents, which are short-term investments with original maturities of 90 days or less. At June 30, 2002 and 2001, the Company had no cash equivalents.

Accounts Receivable
-------------------

The Company uses the allowance method to account for un-collectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts of $39,216 and $0 at June 30, 2002 and 2001, respectively. Bad debt expense was $39,312 and $30,516 for the years ended June 30, 2002 and 2001, respectively.

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

Intangible Assets
-----------------

Intangible assets include a license agreement that was acquired with cash and common stock. The license agreement was being amortized on the straight-line basis over 16 years. During the year ended June 30, 2002, the Company determined that the license agreement was impaired and was completely written off.
+
Advertising Expense
-------------------

Advertising expense is recognized as incurred. The Company had $8,500 and $0 advertising expense in the years ended June 30, 2002 and 2001 respectively.

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

Options and warrants issued to non-employees have been valued under SFAS 123 using the Black-Scholes option-pricing model.

Reclassifications
-----------------

Certain reclassifications have been made to the financial statements for the prior year to conform to the presentation of the current year.

3. - CONCENTRATIONS
-------------------

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

In the fiscal year ended June 30, 2002, sales to a large retail outlet of $633,058 represented 91% of gross sales.

As of June 30, 2002, inventory on hand will be used primarily to fulfill the orders of Shop NBC. The Company currently has one primary supplier for inventory containers, packing and shipping material, and product fulfillment.


4. - INVENTORIES
----------------

Inventories consist of the following:                   2002             2001
                                                      ---------       ---------

Finished goods at June 30                             $ 112,187       $ 176,365
Raw materials at June 30                                160,318         278,565
Less: Reserve for excess and obsolescence              (158,210)       (232,340)
                                                      ---------       ---------
                                                      $ 114,296       $ 222,590
                                                      ---------       ---------
5. - PROPERTY AND EQUIPMENT
---------------------------

Property and equipment consist of the following at June 30, 2002 and 2001:

                                            Estimated
                                            Useful Life
                                            -----------

Office equipment                                  3     $      --     $  63,582
Office furniture                                  5            --        43,103
Leasehold improvement                             4            --        10,400
Production molds                                 10        77,113            --
                                                        ---------     ---------
  Total property and equipment                             77,113       117,085
  Less: accumulated depreciation                               --       (47,292)
                                                        ---------     ---------
  Property and equipment net                            $  77,113     $  69,793
                                                        =========     =========

Loss on disposal of fixed assets aggregated $39,464 and $184,878 in the years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2002, $35,199 of the losses was due to writing down certain fixed assets and leasehold improvements to zero, when the Company relocated to new office space. The loss in the year ended June 30, 2001 resulted principally from the Company's changing from distributing its products using network marketing to retail distribution. Depreciation and Amortization expense was $32,299 and $30,822 in the year ended June 30, 2002 and 2001, respectively.

6. ISSUANCE OF COMMON STOCK
---------------------------

In the year ended June 30, 2002, the Company issued 109,350 shares of common stock for $164,025 ($1.50 per share). In connection with the sale of common stock the Company incurred placement agent fees and expenses of $25,560 and the placement agent has earned five year warrants, exercisable at $1.50 per share, to purchase 10,935 shares of the Company's common stock with registration rights with respect to the common stock underlying the warrants. The Company has granted certain registration rights to the holders of these shares of common stock.

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

Pursuant to SFAS No. 121 "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluated the recoverability of the long-lived assets, primarily the license agreement. Consequently, the Company recorded a non-cash charge of $183,099 adjusting the carrying value of the license agreement to its estimated fair value of $0. Amortization expense on the license agreement was $13,906 for the years ended June 30, 2002 and 2001.

Leases
------

The Company has certain non-cancelable operating leases for office space and office equipment. Rent expense was $84,090 and $95,948 for the years ending June 30, 2002 and 2001, respectively. Future minimum lease commitments under these leases at June 30, 2002 are as follows: (see Note 16)

Fiscal years ending June 30,
         2003                            $  74,589
         2004                               75,391
         2005                               28,101
                                         ---------
Total minimum lease payments             $ 178,081

On September 23, 2002, the Company relocated its Corporate Headquarters to 6501 Congress Avenue, Boca Raton, Florida 33487. The Company's current business model of a more direct-to-customer approach has different facility requirements than the previous model. The Company will be negotiating a settlement with its previous landlord regarding the outstanding commitment under the lease agreement. The outcome of this matter may materially, adversely affect the Company's operating results in future periods.

Employment Contracts
--------------------

On March 16, 2002, the Company entered into an employment contract with Mark A. Pinvidic to be the Company's President and acting Chief Financial Officer. The contract provides for annual base compensation of $100,000 and stock options vesting over three years to purchase 225,000 shares at $1.50 per share and 225,000 shares at $1.10 per share. The contract also provides for severance pay equal to base compensation for up to six months.

Purchase Commitment
-------------------

The Company has purchase volume commitments for bottles and caps with a supplier through 2005 to cover the $77,113 cost of molds used to manufacture the bottles and caps. After purchases in the year ended June 30, 2002, $67,532 remains payable for the molds. The Company has recorded the cost of the molds as a fixed asset and the remaining payable as a long-term payable to supplier in the accompanying condensed financial statements. Title to the molds passes to the Company upon payment of the molds.

Legal Proceedings
-----------------

On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges that Beverly Sassoon International, LLC ("BSI") and other defendants involved with BSI fraudulently induced an elderly investor to loan $150,000 to BSI when BSI never intended to pay the loan. The complaint alleges, among other things that the Company is the successor in interest to BSI and is therefore liable to the Plaintiff. In the third quarter of this fiscal year the lawsuit was settled with a full, complete, mutual and general release of all claims at no cost to the company. The settlement stated that certain shares of common stock held by the Plaintiff be included in a Form SB-2 to be filed with the SEC. As of June 30, 2002, the Form SB-2 has not been declared effective by with the SEC.

8. - RELATED PARTIES
--------------------

During the year ended June 30, 2002, the Company borrowed $230,000 from the Company's controlling preferred stockholder pursuant to a series of 6% demand notes under a security agreement and repaid the $230,000, leaving $500,000 payable at June 30, 2002. The Company incurred interest expense of $33,287 and $10,500 and paid accrued interest of $28,787 and $0 on these notes in the years ended June 30, 2002 and 2001, respectively. At June 30, 2002, interest of $15,000 is payable and is included in payables to related parties.

Royalty and other expenses of $276,500 and $289,208 were incurred for the years ended June 30, 2002 and 2001, respectively to Beverly Sassoon International, LLC, a stockholder of the Company and an entity controlled by Beverly Sassoon and Elan Sassoon. At June 30, 2002, no royalties are payable.

In October 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer as summarized in Note 14. The Company's secured note holder (see above) and primary convertible preferred shareholder (see Note 13) is a stockholder of the Company and president of the broker dealer. Under this agreement, consulting expense of $60,000 and $90,000 was incurred during the years ended June 30, 2002 and 2001, respectively, and $45,000 remains payable at June 30, 2002. In September 2001, the Company entered into a Placement Agent Agreement with the broker dealer in connection with sale of stock. Under the agreement, the Company pays a fee equal to ten percent of the price of each share sold by or through the placement agent and an expense allowance equal to three percent of the gross proceeds of stock sold. In connection with shares of common stock sold for $1,109,360, the Company incurred fees and expenses to the placement agent of $216,323, which have been charged against additional paid-in capital.

Legal fees of $48,499 and $81,909 in the years ended June 30, 2002 and 2001, respectively, were incurred with a law firm, in which the firm and certain of its principals are stockholders of the Company. During 2002, $28,151 of legal fees was converted to 15,000 shares of common stock.

During the year ended June 30, 2002, the Company paid $15,417 to a stockholder to retire an advance payable.

Public relations expense and related expenses of $39,358 and $10,020 were incurred with a public relations firm that is a stockholder of the Company in the years ended June 30, 2002 and 2001, respectively.

During the year ended June 30, 2001, liabilities aggregating $54,749 under a verbal consulting agreement with a stockholder and a related distributor were converted to 39,900 shares of the Company's common stock at $2.50 per share.

During the year ended June 30, 2001, two consulting agreements with companies affiliated with a stockholder were terminated. The 400,000 shares of the Company's common stock conditionally issued to these entities in the year ending June 30, 2000 were returned to the Company at no cost to the Company and cancelled.

9. - INCOME TAXES

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

The Company's evaluation of the tax benefit of its net operating loss carry forward is presented in the following table. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                       2002             2001
                                                       ----             ----

Taxes currently payable                            $     --           $     --
Deferred income tax benefit                              --                 --
                                                   --------           --------

Provision (benefit) for income taxes               $     --           $     --
                                                   --------           --------

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                      2002            2001
                                                   -----------     -----------

Benefit computed at the statutory rate (34%)       $  (591,618)    $(1,303,243)
Increase (decrease) resulting from
Non-deductible expenses                                 14,166          21,991
Stock options exercised                               (477,360)             --
State income taxes, net of federal income
  tax benefit                                         (112,585)       (139,141)
Valuation allowance                                  1,167,397       1,420,393
                                                   -----------     -----------
Tax provision (benefit)                            $        --     $        --
                                                   -----------     -----------

The components of the deferred tax asset were as follows at June 30:

                                                       2002            2001
                                                   -----------      -----------

Deferred tax assets:
    Net operating loss carry forward               $ 2,390,652      $ 1,255,146
    Stock warrants issued                              340,552          340,552
    Stock options granted                              338,822          330,355
    Other                                              200,435          177,800
                                                   -----------      -----------
            Total deferred tax asset                 3,270,461        2,103,853
                                                   -----------      -----------

Deferred tax liabilities:
    Other                                                   --             (789)
            Total deferred tax liabilities                  --             (789)
                                                   -----------      -----------

         Net deferred tax asset                      3,270,461        2,103,064
                                                   -----------      -----------
Valuation allowance:
    Beginning of year                               (2,103,064)        (682,672)
    Decrease (increase) during year                 (1,167,397)      (1,420,392)
                                                   -----------      -----------
         Ending balance                             (3,270,461)      (2,103,064)
                                                   -----------      -----------
         Net deferred taxes                        $        --      $        --
                                                   -----------      -----------

As of June 30, 2002 and 2001, the Company's has net operating loss carry-forwards approximating $6,353,049 and $3,335,493, which expire in 2020 through 2022.

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

Options issued under the Plan for the years ended June 30, 2002 and 2001 are exercisable at between $2.50 per share and $1.10 per share. Options under the Plan generally vest over 3 years and are generally exercisable over 5 years while the individual is an employee, or ordinarily expire within one month following termination of employment.

In addition to options issued under the 1997 Stock Option Plan, the Company has issued additional options as follows:

         In an agreement of August 19, 1999, as modified in October 2000 and as amended in March 2001 and again in February 2002 , Beverly Sassoon, Elan Sassoon and/or Capital Distributors, LLC, a Florida limited liability company controlled by Beverly Sassoon and Elan Sassoon, were granted options to purchase 4,850,000 shares of the Company's common stock. The options are cashless exercisable at $.001 for the period August 19, 2001 through August 19, 2019 in the following quantities: 1) 2,250,000 shares for Beverly Sassoon, 2) 2,000,000 shares for Elan Sassoon, and 3) 600,000 shares for Capital Distributors, LLC. The Company recognized expense of $6,459 and $48,504 relating to these options in the years ending June 30, 2002 and 2001, respectively. The Company granted registration rights with respect to the common stock underlying the options.

         In February 2002, as per the amended agreement, Beverly Sassoon, Elan Sassoon and Capital Distributors, LLC, each retired 1,470,000, 1,220,000 and 310,000 of their common stock options, respectively. In April 2002, Beverly and Elan Sassoon each exercised 780,000 (an aggregate of 1,560,000) options at a price of $.001 per share and were issued 1,558,000 shares of the Company's common stock.

         In February 2001, Capital Distributors, LLC assigned options exercisable at $.01 per share for 250,000 shares of the Company's common stock to a former member of Beverly Sassoon International, LLC. In September 2001, these 250,000 options were sold to a venture capital firm that invested in the Company. On October 22, 2001, these options for 250,000 shares of the Company's common stock were exercised at a price of $.001 per share.

         In March 2001, Capital Distributors, LLC assigned options exercisable at $1.50 per share for 40,000 shares of the Company's common stock for the period through March 14, 2004 to a former executive of the Company.

In March 2002, the Company granted options to purchase 450,000 shares of common stock, 225,000 shares at $1.50 per share and 225,000 shares at $1.10 per share, to one of its employees as part of their employment agreement. Compensation expense of $22,500 was recorded for these options and added to additional paid-in capital.

In April 2001, the Company granted options to two individuals for referral and consulting services to purchase 140,000 shares of the Company's common stock at $1.50 per share for the period through March 31, 2004 with registration rights with respect to the common stock underlying the options. Consulting expense of $267,400 was recorded for these options and added to additional paid-in capital.

In the fiscal year ended June 30, 2002, former employees forfeited 225,000 options.

A summary of the Company's stock options activity is as follows:

                                                Number of       Weighted Average
                                                  Shares          Exercise Price
                                                ----------      ----------------

Options outstanding at June 30, 2000:            5,220,334             $  .18
         Options granted                           325,000               1.50
         Options exercised                              --             ------
         Options forfeited                        (276,167)              2.59
                                                ----------             ------


Options outstanding at June 30, 2001:            5,269,167                .14
         Options granted                           450,000               1.30
        Options exercised                       (1,810,000)              .001
         Options forfeited                      (3,225,000)               .13



Options outstanding at June 30, 2002               684,167             $1.31
                                                ----------             ------

Options outstanding at June 30, 2002:

                                         Weighted-Average
                       Number               Remaining           Weighted-Average
Exercise Price     Outstanding           Contractual Life        Exercise Price

$.001                   40,000               17.13                  $ .001
$1.10                  225,000                9.71                  $1.100
$1.50                  400,000                6.23                  $1.500
$2.50                   19,167                1.75                  $2.500

Options exercisable at June 30, 2002:

                           Number                          Weighted-Average
                        Outstanding                         Exercise Price

                           234,167                             $1.33
                           -------                             -----


SFAS 123 requires "as adjusted" information regarding net income (loss) and net income (loss) per share to be disclosed. The fair value of these options was determined at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2002 and 2001.
                                                       2002             2001
                                                       ----             ----

         Expected dividend yield                       0.00%            0.00%
         Calculated volatility                         2.82             1.31
         Risk-free interest rate                       6.50%            5.85%
         Expected life of the options in years         5.00             6.88

The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosure. The net income (loss) per share "as adjusted" for the effects of SFAS 123 is not indicative of the effects on reported net income (loss) for future years. The Company's reported "as adjusted" information for the years ended June 30, 2002 and 2001 are as follows:

                                                    2002               2001
                                                    ----               ----

         Net loss                                $(1,740.054)      $(3,988,088)
         As adjusted                             $(1,749,054)      $(4,050,287)
         Net loss per share as reported - basic  $      (.25)      $      (.79)
         Net loss per share as adjusted - basic  $      (.26)      $      (.80)

Warrants
--------

During the year ended June 30, 2002, the Company issued warrants which remain outstanding at June 30, 2002 as follows:

                      Warrants expiring September 7, 2006, to purchase 825,000 shares of the Company's common stock, at $2.125 per share with registration rights with respect to the common stock underlying the warrants. The related expense has been recorded as the cost of capital in additional paid-in capital.


                       Warrants expiring September 7, 2006, to purchase 110,935 shares of the Company's common stock, at $1.50 per share with registration rights with respect to the common stock underlying the warrants. The related expense has been recorded as the cost of capital in additional paid-in capital.


                       Warrants expiring June 30, 2006, to purchase 29,333 shares of the Company's common stock, at $1.50 per share with registration rights with respect to the common stock underlying the warrants. The related expense has been recorded as the cost of capital in additional paid-in capital.


During the year ended June 30, 2001, the Company issued warrants which remain outstanding at June 30, 2002 as follows:

         Cashless exercise warrants expiring October 12, 2005 to purchase 250,000 shares of the Company's common stock at $1.50 per share (as adjusted) with registration rights with respect to the common stock underlying the warrants. The Company recognized expense of $905,000 relating to these options in the year ending June 30, 2001.

         Warrants expiring January 30, 2006 to purchase 22,000 shares of the Company's common stock at $1.50 per share with registration rights with respect to the common stock underlying the warrants. The related expense has been recorded as the cost of capital in additional-in capital.


11. - FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------

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

12. - CONVERTIBLE DEBENTURES
----------------------------

In December 2001, the outstanding debentures of $105,000 were converted into 70,000 shares of the Company's common stock at $1.50 per share.

13. - ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND CHANGE IN CONTROL OF
----------------------------------------------------------------------
THE COMPANY
-----------

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

The Company recognized the discount attributable to the beneficial conversion feature of $138,190 by accreting the amount from the issued date through the last date that shareholders could convert (September 27, 2000) as an adjustment to net loss attributable to common stockholders. Additionally, the Company recognized additional discount attributable to the beneficial conversion feature of $16,830 by accreting the amount from the date (April 20, 2001) when the Company adjusted the conversion rate to $1.50 per share. The adjustment resulted in a charge to net loss applicable to common stock and an accompanying increase to additional paid-in capital. The financial amounts of the prior periods were restated for the year ended June 30, 2001 to reflect these adjustments.

The preferred stock entitles each such stockholder to seventy-five (75) votes for each one (1) vote of common stock, and shall be entitled to vote together as a single class with holders of common stock, with respect to any question or matter, which holders of common stock have the right to vote. The preferred stock also entitles the holders thereof to vote as a separate class.

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

The preferred stock is not redeemable without the prior express written consent of the holders of a majority of the voting power of all then outstanding shares of the preferred stock. Notwithstanding the foregoing, in the event the holders of the preferred stock have not converted with preferred stock into common stock of the Company by December 31, 2005, the Company shall have the option to redeem the preferred stock at a price of $7.50 per share. The preferred stock is not redeemable at the options of the holders.

14. - FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING CONTRACT
----------------------------------------------------------------------------

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder (see Note 12). The agreement provides a monthly consulting fee of $10,000 (amended to $5,000 per month effective October 2001) plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.50 (as adjusted) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants.

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

15.  GOING CONCERN
------------------

In December 2001, the Company's relationship with a large retail outlet was terminated. This retail outlet accounted for 91% of gross sales for the year ended June 30, 2002. The Company incurred net losses of $1,740,054 and $3,988,088 for the years ended June 30, 2002 and 2001, respectively, and net cash used in operations was $1,364,243 for the year ended June 30, 2002. The Company had net sales of $698,763 and $1,206,369 for the years ended June 30, 2002 and 2001 respectively. Due to recurring net losses, negative cash flows from operations and termination of the relationship with the large retail outlet, there is substantial doubt about the Company's ability to continue as a going concern.

Management's plan with regard to this matter encompasses redirecting its marketing strategy to a direct-to-consumer approach and minimizing operating expenses. The Company will be required to raise additional funding of approximately $280,000 to fund operations for the first six months of the year ending June 30, 2003. The expected capital needs assume that the Company's demand note holder, who is the Company's controlling shareholder, will not demand payment of the $500,000 demand notes payable or any significant part thereof.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

16 -  SUBSEQUENT EVENTS
-----------------------

The Company has entered into an arrangement with Valuevision d/b/a Shop NBC, to market its skin care products on their twenty-four hour shopping network. The initial order from Shop NBC was for approximately $160,000.

In July of 2002, the Companies Board of Directors adopted a resolution to enter into an investment agreement with two existing material shareholders of the Company. In stages, but no later than November 5, 2002, the investors will invest into the Company $280,000, in exchange for a Promissory Note for $280,000 (Coupon of 10%, Maturity date of April 30, 2003) and 840,000 Warrants to purchase common stock (expiration date of July 19, 2007, exercise price of $0.01). As of September 30, 2002, $130,000 has been invested into the Company.