Form 10QSB
period 2002-09-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2002-11-19
CIK 1097339

WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                -------------------------------------------------

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                         Commission File Number: 0-27833
                         -------------------------------

                      INTERNATIONAL COSMETICS MARKETING CO.
        (Exact name of small business issuer as specified in its charter)


            Florida                                        65-0598868
            ---------------------------------------------------------
            (State or other jurisdiction of             (IRS Employer
            Incorporation or organization)         Identification No.)

           6501 Congress Avenue, Suite 100, Boca Raton, Florida 33487
           ----------------------------------------------------------
                    (Address of Principal executive offices)

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

                                   YES X NO
                                   --------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2002, 8,491,579 shares of Common Stock are issued and outstanding.

                          Part I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                     International Cosmetics Marketing Co.

                                 Balance Sheets
                                  "Unaudited"

                                                                            September
                                                                               2002
                                                                            ---------
                           ASSETS
Current Assets:

    Receivables                                                             $    55,777
    Inventory, net                                                              105,079

                Total current assets                                            160,856

Office furniture and equipment, net                                              77,113
Deposits                                                                            654
                                                                            -----------

                Total assets                                                $   238,623
                                                                            ===========


          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Demand notes payable to stockholder                                     $   630,000
    Accounts payable                                                            412,481
    Payables to related parties                                                  83,969
    Accrued liabilities                                                          26,980
                                                                            -----------

                Total current liabilities                                     1,153,430

Long Term liabilities:
   Payable to supplier                                                           67,532

Convertible debentures - stockholder                                                 --

Stockholders' deficiency:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                       221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 8,491,579 and 5,488,963 shares issued
      and outstanding                                                             8,492
    Additional paid-in capital                                                6,797,666
    Accumulated deficit                                                      (7,788,718)
                                                                            -----------

                Total stockholders' deficiency                                 (982,339)
                                                                            -----------

                Total liabilities and stockholders' deficiency              $   238,623
                                                                            ===========

   The accompanying notes are an integral part of these financial statements.

                     International Cosmetics Marketing Co.

                            Statement of Operations
                                  "Unaudited"


                                               Three Months    Three Months
                                                  Ended           Ended
                                               September 30,   September 30,
                                                   2002            2001
Net sales                                      $    55,778     $   648,750

Cost of sales                                       12,162         258,751
                                               -----------     -----------
Gross profit                                        43,616         389,999

Operating expenses:
    Selling expenses                                39,999         140,944
    Royalty and other - licensors                   68,250          71,750
    General and administrative                     132,914         309,101
                                               -----------     -----------

Total operating expenses                           241,163         521,795
                                               -----------     -----------

Operating loss                                    (197,547)       (131,796)
                                               -----------     -----------

Other income (expense):
     Forgiveness of debt                                --           6,690
     Interest income                                     2           1,705
     Interest expense                             (215,819)        (12,256)

                                                  (215,817)         (3,861)
                                               -----------     -----------

Loss before income taxes                          (413,364)       (135,657)

Provision for income taxes                              --              --
                                               -----------     -----------

Net loss                                          (413,364)       (135,657)

                                                        --              --
                                               -----------     -----------
Net loss applicable to common stock            $  (413,364)    $  (135,657)


Net loss per share:
    Basic                                      $     (0.05)    $     (0.02)
    Diluted                                    $     (0.05)    $     (0.02)
Weighted average common shares outstanding:

    Basic                                        8,491,579       5,804,044
    Diluted                                      8,491,579       5,804,044

   The accompanying notes are an integral part of these financial statements.

                      International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                   "Unaudited"

                                                                                   Three Months    Three Months
                                                                                       Ended           Ended
                                                                                   September 30,   September 30,
                                                                                       2002            2001

Cash Flows From Operating Activities:
    Net loss                                                                       $  (413,364)    $  (135,657)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                                --           7,500
        License amortization expense                                                        --           3,477
        Provision for uncollectible acccounts                                               --          11,642
        Interest expense - Warrants                                                    206,850              --
        Stock options - licensors                                                           --           6,459
        Changes in operating assets and liabilities:
            Accounts receivable                                                        (54,452)        (20,898)
            Inventory                                                                    9,217        (165,919)
            Deposits for inventory purchases                                                --          55,236
            Prepaid expenses and other current assets                                   32,803           4,839
            Accounts payable                                                           (16,913)         25,224
            Bank overdraft                                                              11,088              --
            Payable to related parties                                                  23,969         (28,096)
            Accrued liabilities                                                         14,167          24,192
                                                                                   -----------     -----------
                Net cash used in operating activities                                 (186,635)       (212,001)

Cash Flows From Investing Activities:
    Purchase of computer equipment                                                          --          (3,800)
                                                                                   -----------     -----------

                Net cash used in investing activities                                       --          (3,800)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                            130,000         230,000
     Proceeds from issuance of common stock and warrants, net of issuance costs             --       1,410,126
    Proceeds from issuance of preferred stock                                               --              --
                                                                                   -----------     -----------

                Net cash provided by financing activities                              130,000       1,640,126

                Net increase in cash                                                   (56,635)      1,424,325

Cash, beginning of period                                                               56,635          89,586
                                                                                   -----------     -----------

Cash, end of period                                                                $        (0)    $ 1,513,911
                                                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                      International Cosmetics Marketing Co.

                       Condensed Statements of Cash Flows
                                   "Unaudited"

                                                      Three Months     Three Months
                                                          Ended            Ended
                                                       September 30,    September 30,
                                                           2002             2001
                                                       -------------    -------------
Supplemental disclosure of cash flow information:

    Interest paid                                         $--                $20,558




Supplemental Disclosure of Noncash Investing and Financing Activities for the three months ended September 30, 2001:
    Options of certain licensors valued at $12,126


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL COSMETICS MARKETING CO.
                          NOTES TO FINANCIAL STATEMENTS

International Cosmetics Marketing Co.
Notes to Condensed Financial Statements (Unaudited)
For the three months ended September 30, 2002 and 2001


1. - BASIS OF PRESENTATION
--------------------------

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of
Item 310b of Regulation S-B. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 2002 of International Cosmetics Marketing Co, (the "Company"), d/b/a Beverly Sassoon & Co., as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

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

Cash and Cash Equivalents
-------------------------

Cash consists of demand deposits and cash equivalents, which are short-term investments with original maturities of 90 days or less. At September 30, 2002 the Company had no cash equivalents.

Inventories
-----------

Inventories are recorded at the lower of cost or market. Cost is determined by the average method while market is determined by replacement cost for raw materials and net realizable value for finished goods. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of September 30, 2002 the allowance recorded is $578,699.

Property and Equipment
----------------------

Property and equipment are recorded on the basis of historical cost. Depreciation of equipment is computed using the straight-line method over the assets' estimated useful lives, ranging from 3 years to 5 years. Gain or loss on disposition of assets is recognized currently. Repairs and maintenance are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets. During the office relocation, which took place in September 2002 all of the fixed assets, which were included on the books and records but were abandoned, were fully written off.

Intangible Assets
-----------------

Intangible assets include a license agreement that was acquired with cash and common stock. The license agreement was being amortized on the straight-line basis over 16 years. During the year ended June 30, 2002, the Company determined that the license agreement was impaired and the balance of $183,099 was completely written off.

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

3. - ACCOUNTS RECEIVABLE
------------------------

Accounts receivable are presented net of an allowance for doubtful accounts of $39,216 as of September 30, 2002. Bad debt expense was $0 and $11,642 for the three months ended September 30, 2002 and 2001, respectively.

4. - INVENTORIES
----------------

                                                                       Sept. 30
         Inventories consist of the following:                           2002
                                                                       --------

Finished goods, net                                                    $ 42,502
Raw materials, net                                                       62,577
                                                                       --------
                                                                       $105,079

5. - PROPERTY AND EQUIPMENT
---------------------------

Property and equipment consist of the following at September 30, 2002:

Production molds                    Est. 10 yr life                    $ 77,113

No depreciation expense has been recognized on these molds to date. Depreciation is recorded when new orders are placed with the supplier. No new orders have been placed to date.

6. - COMMITMENTS AND CONTINGENCIES
----------------------------------

Exclusive License Agreement
---------------------------

On August 19, 1999, the Company entered into an exclusive worldwide license agreement with Beverly Sassoon International, LLC Beverly Sassoon and Elan Sassoon. The agreement was modified in October 2000 and amended in March 2001. The agreement grants the Company the rights to utilize Ms Sassoon's and Mr. Sassoon's names and likenesses with the manufacturing and promotion of products, except for hair care products. The term of this Exclusive License Agreement is 99 years, with a 99-year renewal at the Company's option.

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

Leases
------

The Company has certain non-cancelable operating leases for office space and office equipment. Rent expense was $28,212 and $17,538 for the three months ending September 30, 2002 and 2001, respectively.

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

Purchase Commitment
-------------------

The Company has purchase volume commitments for bottles and caps with a supplier through 2005 to cover the $77,113 cost of molds used to manufacture the bottles and caps. After purchases through the three months ended September 30, 2002, $67,532 remains payable for the molds. The Company has recorded the cost of the molds as a fixed asset and the remaining payable as a long-term payable to supplier in the accompanying condensed financial statements. Depreciation is recorded when new orders are placed with the supplier. Title to the molds passes to the Company upon the last payment for the molds.

7. - RELATED PARTIES
--------------------

In July of 2002, the Companies Board of Directors adopted a resolution to enter into an investment agreement with two existing material shareholders of the Company. In stages, but no later than November 5, 2002, the investors will invest into the Company

$280,000, in exchange for a Promissory Note for $280,000 (Coupon of 10%, Maturity date of April 30, 2003) and 840,000 Warrants to purchase common stock (expiration date of July 19, 2007, exercise price of $0.01). As of September 30, 2002, $130,000 has been invested into the Company and 390,000 warrants issued.

As of September 30, 2002, there is $630,000 of outstanding notes payable to related parties. The Company incurred interest expense of $8,969 for the three months ended September 30, 2002 and has interest payable of $23,969, which is included in payables to related parties. In addition the Company recognized $206, 850 in additional interest expense relating to the warrants issued in connection with the promissory note above.

Royalty and other expenses of $68,250 and $71,750 were incurred for the three months ended September 30, 2002 and 2001, respectively to Beverly Sassoon International, LLC, a stockholder of the Company and an entity controlled by Beverly Sassoon and Elan Sassoon. At September 30, 2002, $11,375 of royalty is payable.

In October 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer as summarized in Note 14. The Company's secured note holder (see above) and primary convertible preferred shareholder is a stockholder of the Company and president of the broker dealer. Under this agreement, consulting expense of $15,000 and $30,863 was incurred during the three months ended September 30, 2002 and 2001, respectively, and $60,000 remains payable at September 30, 2002. In September 2001, the Company entered into a Placement Agent Agreement with the broker dealer in connection with sale of stock. Under the agreement, the Company pays a fee equal to ten percent of the price of each share sold by or through the placement agent and an expense allowance equal to three percent of the gross proceeds of stock sold. In connection with shares of common stock sold for $1,109,360, the Company incurred fees and expenses to the placement agent of $216,323, which have been charged against additional paid-in capital.

Legal fees of $0 and $11,448 in the three months ended September 30, 2002 and 2001, respectively, were incurred with a law firm, in which the firm and certain of its principals are stockholders of the Company.

Public relations expense and related expenses of $610 and $16,974 were incurred with a public relations firm that is a stockholder of the Company in the three months ended September 30, 2002 and 2001, respectively.

8. - INCOME TAXES
-----------------

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

9. - STOCK OPTIONS AND WARRANTS
-------------------------------

Stock Options
-------------

The Company has a stock option plan entitled the 1997 Stock Option Plan under which 1,000,000 shares of common stock have been reserved for issuance pursuant to options granted under the plan. The Plan provides for the award of options, which may be either incentive stock options (ISO's) within the meaning of the Internal Revenue Code or non-qualified options (NQO's), which are not subject to special tax treatment. The Plan is administered by the board of directors. Subject to certain restrictions, the board of directors is authorized to designate the number of shares to be covered by each award, the terms of the award, the dates on which and the rates at which options or other awards may be exercised, the method of payment and other terms. As of September 30, 2002, the Company had 644,167 options issued under this plan.

Warrants
--------

During the quarter ended September 30, 2002, the Company issued warrants which remain outstanding at September 30, 2002 as follows:

                      Warrants expiring the third quarter of 2007, to purchase 390,000 shares of the Company's common stock, at $.01 per share with registration rights with respect to the common stock underlying the warrants. Interest expense of $206,850 has been recorded as the cost of capital in additional paid-in capital.

10. - FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------

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

11. - FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING CONTRACT
----------------------------------------------------------------------------

On October 13, 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer. Certain principals of the broker dealer are stockholders of the Company, including the primary convertible preferred shareholder. The agreement provides a monthly consulting fee of $10,000 (amended to $5,000 per month effective October 2001) plus five-year "cashless exercise" warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.50 (as adjusted) for which the broker dealer will have registration rights with respect to the common stock underlying the warrants.

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

12.  GOING CONCERN
------------------

In September 2002, the Company entered into an arrangement with Valuevision d/b/a Shop NBC, to market its skin care products on their twenty-four hour shopping network. Shop NBC accounted for 100% of gross sales for the three months ended September 30, 2002. The Company incurred net losses of $413,364 and $135,657 for the three months ended September 30, 2002 and 2001, respectively, and net cash used in operations was $186,635 for the three months ended September 30, 2002. The Company had net sales of $55,778 and $648,750 for the three months ended September 30, 2002 and 2001 respectively. Due to recurring net losses and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern.

Depending on future sales, the Company may be required to raise additional funding to fund operations for the second quarter of the year ending June 30, 2003. The expected capital needs assume that the Company's demand note holder, who is the Company's controlling shareholder, will not demand payment of the $630,000 demand notes payable or any significant part thereof.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

13 -  SUBSEQUENT EVENTS
-----------------------

Subsequent to the quarter ended September 30, 2002, the Company secured a distributor for its VitaOrganic SkinCare products in China, which includes Taiwan, Hong Kong and Macau. The Company received the first $50,000.00 (United States Dollars) at the time of the signing of the Agreement, which represented part of the distributor's first-year minimum purchase and licensing commitment of $600,000.00. In addition, the distributor plans to develop a wide range of Beverly Sassoon branded products for distribution in China, for which the Company would receive additional, ongoing royalties. To retain rights to develop and market Beverly Sassoon products in the region in subsequent years, the distributor must maintain a minimum level of purchases / royalties of $250,000 per quarter. All payments are made in advance through wire transfer, prior to shipments.

In July of 2002, the Companies Board of Directors adopted a resolution to enter into an investment agreement with two existing material shareholders of the Company. In stages, but no later than November 5, 2002, the investors will invest into the Company $280,000, in exchange for a Promissory Note for $280,000 (Coupon of 10%, Maturity date of April 30, 2003) and 840,000 Warrants to purchase common stock (expiration date of July 19, 2007, exercise price of $0.01). In the second quarter of this fiscal year the balance of $150,000 has been received by the Company.

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

RESULTS OF OPERATION

Comparison of the Company's financial information for the three months ended September 30, 2002 and 2001:

Company sales for the three months ended September 30, 2002 and 2001 were $55,778 and $648,750 respectively. The decrease in sales resulted from the Company terminating its relationship with a large retail outlet last fiscal year and by redirecting its marketing strategy to a direct-to-consumer approach. The first sales under this new strategy took place in September 2002.

Gross profit as a percentage of net sales was 78% and 60% for the three months ended September 30, 2002 and 2001, respectively. The increase in gross profit resulted primarily from more favorable margins in on our new pricing strategy under the new sales model.

Selling expenses as a percentage of net sales was 72% and 22% for the three months ended September 30, 2002 and 2001, respectively. The increase is due to lower sales levels and fixed consulting expenses in 2002.

Royalty expense was $68,250 and $71,750 for the three months ended September 30, 2002 and 2001, respectively.

General and administrative expenses were $132,914 and $309,101 in the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses were 203% and 48% of net sales for the three months ended September 30, 2002 and 2001, respectively. The decrease in total dollars is primarily attributable to the reduction in employees and their related cost, as well as a reduction in professional fees. Lower net sales levels generated the percentage increase.

Interest expense was $215,819 and $12,256 for the three months ended September 30, 2002 and 2001, respectively. The increase is attributable to a charge of $206,850, which was related to warrants that were issued as part of a funding agreement that was executed in July 2002.

Net losses were $413,364 and $135,657 for the three months ended September 30, 2002 and 2001, respectively. Net loss as a percentage of net sales was 741% for the three months ended September 30, 2002 as compared to 21% for September 30, 2001. The increase in net losses in 2002, is directly attributable to lower sales levels and the additional cost that was incurred with raising capital.

CONCENTRATIONS

In the quarter ended September 30, 2002, 100% of gross sales were to Shop NBC.

As of September 30, 2002, inventory on hand will be used primarily to fulfill the orders of Shop NBC. The Company currently has one primary supplier for inventory containers, packing and shipping material, and product fulfillment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from sales, issuance of convertible debentures, preferred stock, common stock, and notes payable of approximately $7,330,000 since August 1999, including approximately $6,700,000 and $630,000 from the issuance of stock and secured notes, respectively, through June 30, 2002. Current funding will come from sales through an arrangement with Valuevision d/b/a Shop NBC as well as an investment agreement which will invest $280,000 in the form of secured notes into the Company during the first half of fiscal 2003.

For the three months ended September 30, 2002, the Company had negative cash flow from operations of $186,635. This negative cash flow from operations primarily related to the Company's net loss.

As of September 30, 2002, the working capital deficit was $992,574. Cash at September 30, 2002 was $0.

There were no capital expenditures for the three months ended September 30, 2002. The Company anticipates minimal, if any, capital expenditures during the remainder of the fiscal year and plans to finance future expenditures from operations when they occur.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at September 30, 2002 were $149,869 including $46,377 for the remainder of fiscal 2003. On September 23,

2002, the Company relocated its Corporate Headquarters to 6501 Congress Avenue, Boca Raton, Florida 33487. The Company will be negotiating a settlement with its previous landlord regarding the outstanding commitment under the lease agreement and the settlement may adversely affect the Company's ability to implement its marketing strategy.

The Company has redirected its marketing strategy to a direct-to-consumer approach and has reduced its' operating expenses. The expected capital needs assume that the Company's demand note holder, who is the Company's controlling shareholder, will not demand payment of the $630,000 demand notes payable or any significant part thereof. There is no assurance that the Company can generate profitable sales and raise additional funding if it is needed. The failure of the Company to increase profitable sales and to raise additional funding would have a material adverse effect on the Company's business, financial condition, and results of operations and the Company may have to curtail operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President / Chief Financial Officer and a Director. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges that Beverly Sassoon International, LLC ("BSI") and other defendants involved with BSI fraudulently induced an elderly investor to loan $150,000 to BSI when BSI never intended to pay the loan. The complaint alleges, among other things that the Company is the successor in interest to BSI and is therefore liable to the Plaintiff. In the third quarter of this fiscal year the lawsuit was settled with a full, complete, mutual and general release of all claims at no cost to the company. The settlement stated that certain shares of common stock held by the Plaintiff be included in a Form SB-2 to be filed with the SEC. As of September 30, 2002, the form SB-2 has not been declared effective by the SEC.

Item 2   Changes in Securities and Use of Proceeds

Information in response to the requirements of this Item is disclosed above, in
PART I, Item 2, under the Liquidity and Capital Resources section.

Item 3   Defaults upon Senior Securities

None

Item 4 Submissions of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits required by Item 601 of Regulation S-B

                      10(xvii) Investment Agreement dated July 19, 2002 by and between International Cosmetics Marketing Co. and Stanford Venture Capital Holdings, Inc. and Nico P. Pronk.*

                  (b) Reports on Form 8-K during the fiscal quarter ended
                      September 30, 2002.

                  None

* Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, International Cosmetics Marketing Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              International Cosmetics Marketing Co.


                              By: /s/ Mark A. Pinvidic
                                 -------------------------------------
                                 Mark A. Pinvidic,
                                 President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date
---------                           -----                          ----

/s/ Nico P. Pronk                   Director                  November 20, 2002
---------------------------
Nico P. Pronk

/s/ Mark A. Pinvidic                President and acting      November 20, 2002
---------------------------         Chief Financial Officer
Mark A. Pinvidic

                                 CERTIFICATIONS

I, Nico P. Pronk certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Cosmetics Marketing Co.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


/s/ Nico P. Pronk
-----------------
Nico P. Pronk, Director

I, Mark A. Pinvidic certify that:

1. I have reviewed this quarterly report on Form 10-KSB of International Cosmetics Marketing Co.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002


/s/ Mark A. Pinvidic
--------------------
Mark A. Pinvidic, President and Acting CFO