Form 10QSB
period 2002-12-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2003-02-19
CIK 1097339

WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                ------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 14, 2003, 8,491,579 shares of Common Stock are issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                     INTERNATIONAL COSMETICS MARKETING CO.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December
                                                                               2002
                                                                           -----------
                                     ASSETS
Current Assets:
    Cash                                                                   $    51,683
    Receivables                                                                111,050
    Inventory, net                                                              73,863

                    Total current assets                                       236,596

Office furniture and equipment, net                                             53,979
Deposits                                                                           750
                                                                           -----------
                    Total assets                                           $   291,325
                                                                           ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Demand notes payable to stockholder                                    $   780,000
    Accounts payable                                                           407,103
    Payables to related parties                                                 98,812
    Accrued liabilities                                                         19,967
                                                                           -----------
                    Total current liabilities                                1,305,882

Long Term liabilities:
   Payable to supplier                                                          67,532

Convertible debentures - stockholder                                                --

Stockholders' deficiency:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                      221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 8,491,579  shares issued
      and outstanding                                                            8,492
    Additional paid-in capital                                               6,894,416
    Accumulated deficit                                                     (7,985,218)
                                                                           -----------

                    Total stockholders' deficiency                          (1,082,089)
                                                                           -----------

                    Total liabilities and stockholders' deficiency         $   291,325
                                                                           ===========


   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Six Months     Six Months    Three Months     Three Months
                                                       Ended          Ended          Ended            Ended
                                                    December 31,   December 31,    December 31,    December 31,
                                                       2002            2001            2002           2001
                                                   -----------     -----------     -----------     -----------
Net sales                                          $   179,555     $   698,763     $   123,777     $    50,013

Cost of sales                                           48,324         289,993          36,162          31,243
                                                   -----------     -----------     -----------     -----------

Gross profit                                           131,231         408,770          87,615          18,770

Operating expenses:
    Commissions                                             --          33,723              --           1,840
    Royalty and other expense - licensors              136,450         140,000          68,200          68,250
    Selling, general and administrative:
        Stock options and warrants for services             --           6,459              --              --
        Other                                          278,610         766,258         105,697         354,554
                                                   -----------     -----------     -----------     -----------

Total operating expenses                               415,060         946,440         173,897         424,644
                                                   -----------     -----------     -----------     -----------

Operating loss                                        (283,829)       (537,670)        (86,282)       (405,874)
                                                   -----------     -----------     -----------     -----------
Other income (expense):
     Forgiveness of debt                                    --           6,690              --              --
     Interest income                                         2           8,327              --           6,622
     Interest expense                                 (326,038)        (22,340)       (110,218)        (10,084)
                                                   -----------     -----------     -----------     -----------

                                                      (326,036)         (7,323)       (110,218)         (3,462)
                                                   -----------     -----------     -----------     -----------

Loss before income taxes                              (609,865)       (544,993)       (196,500)       (409,336)

Provision for income taxes                                  --              --              --              --
                                                   -----------     -----------     -----------     -----------
Net loss                                              (609,865)       (544,993)       (196,500)       (409,336)

Discount attributable to the beneficial
  conversion feature of preferred stock                     --              --              --              --
                                                   -----------     -----------     -----------     -----------

Net loss applicable to comon stock                 $  (609,865)    $  (544,993)    $  (196,500)    $  (409,336)
                                                   -----------     -----------     -----------     -----------

Net loss per share:
    Basic                                          $     (0.07)    $     (0.09)    $     (0.02)    $     (0.06)
    Diluted                                        $     (0.07)    $     (0.09)    $     (0.02)    $     (0.06)
Weighted average common shares outstanding:
    Basic                                            8,491,579       6,306,912       8,491,579       6,809,780
    Diluted                                          8,491,579       6,306,912       8,491,579       6,809,780


   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                                                                    Six Months     Six Months
                                                                                      Ended          Ended
                                                                                   December 31,    December 31,
                                                                                       2002           2001
                                                                                   -----------     -----------
Cash Flows From Operating Activities:
    Net loss                                                                       $  (609,865)    $  (544,993)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                            23,134          15,000
        License amortization expense                                                        --           6,953
        Provision for inventory obsolescence                                               (76)
        Provision for uncollectible acccounts                                          (35,671)         19,671
        Interest expense - Warrants                                                    303,600              --
        Stock options and warrants for services                                             --           6,459
        Changes in operating assets and liabilities:
            Accounts receivable                                                        (74,053)        (69,743)
            Inventory                                                                   40,509        (276,363)
            Deposits for inventory purchases                                                --          80,135
            Prepaid expenses and other current assets                                   32,707          (3,161)
            Accounts payable                                                           (11,203)       (152,297)
            Bank overdraft                                                                  --              --
            Payable to related parties                                                  38,813        (193,743)
            Accrued liabilities                                                          7,153          62,345
                                                                                   -----------     -----------

                    Net cash used in operating activities                             (284,952)     (1,049,737)

Cash Flows From Investing Activities:
    Deposit for services                                                                40,000
    Purchase of computer equipment                                                          --          (4,621)
                                                                                   -----------     -----------

                    Net cash used in investing activities                                   --          35,379

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                            280,000
     Proceeds from issuance of common stock and warrants, net of issuance costs             --       1,410,376
     Proceeds from issuance of preferred stock                                              --              --
                                                                                   -----------     -----------

                    Net cash provided by financing activities                          280,000       1,410,376

                    Net increase in cash                                                (4,952)        396,018

Cash, beginning of period                                                               56,635          89,586
                                                                                   -----------     -----------

Cash, end of period                                                                $    51,683     $   485,604
                                                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Six Months            Six Months
                                                                                        Ended                 Ended
                                                                                     December 31,          December 31,
                                                                                        2002                  2001
                                                                                     -----------           ------------
Supplemental disclosure of cash flow information:
    Interest paid                                                                     $     --              $ 26,286




Supplemental disclosure of noncash investing and financing Activities for the six months ended December 31, 2002:
    Interest expense for warrants issued at $303,600


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


International Cosmetics Marketing Co.
Notes to Condensed Financial Statements (Unaudited)
For the three and six months ended December 31, 2002 and 2001


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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition
-------------------

The Company recognizes revenue at the time it ships product, invoices its customers and title of the products pass on to its customers. ShopNBC has an arrangement with the Company, which allows them to return unsold products for a period of 30 days following receipt of the products before title passes. In the case of prepayments versus future orders, the company will record the amount as deferred income until the order is shipped and invoiced, or as per the agreement the prepayment is forfeited to the Company. Licensing fees received are amortized over the life of the applicable agreement.

Sales Returns and Allowances
----------------------------

Accruals for sales returns and allowances are based on industry experience and the Company's limited experience to date.

Cash
----

Cash consists of demand deposits. At December 31, 2002 the Company had a cash balance of $51,683.

Inventories
-----------

Inventories are recorded at the lower of cost or market. Cost is determined by the average method while market is determined by replacement cost for raw materials and net realizable value for finished goods. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of December 31, 2002 the allowance recorded is $578,622.

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

3. - ACCOUNTS RECEIVABLE
------------------------

Accounts receivable are presented net of an allowance for doubtful accounts of $3,544 as of December 31, 2002. Bad debt expense was -$35,672 and $8,028 for the three months ended December 31, 2002 and 2001, respectively, and -$35,672 and $19,671 for the six months ended December 31, 2002 and 2001 respectively. The negative $35,672 represents two receivables, which were previously charged to bad debt expense but were both collected in January 2003.


4. - INVENTORIES
----------------
                                                                       December
Inventories consist of the following:                                    2002
-------------------------------------                                    ----

Finished goods, net                                                   $  11,286
Raw materials, net                                                       62,577
                                                                      ---------
                                                                      $  73,863

5. - PROPERTY AND EQUIPMENT
---------------------------

Property and equipment consist of the following at December 31, 2002:

Production molds               Est. 5 yr life                         $ 77,113

Depreciation of $23,134 related to the molds has been expensed through the period ended December 31, 2002.

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

Leases
------

The Company has certain non-cancelable operating leases for office space and office equipment. Rent expense was $8,470 and $17,956 for the three months ended December 31, 2002 and 2001, respectively, and $36,682 and $35,494 for the six months ended December 31, 2002 and 2001 respectively.

On September 23, 2002, the Company relocated its Corporate Headquarters to 6501 Congress Avenue, Boca Raton, Florida 33487. The Company will be negotiating a settlement with its previous landlord regarding the outstanding commitment under the lease agreement. Until these negotiations are concluded, the company will accrue the appropriate rent expense, which amounts to $8,470 as of December 31, 2002. The outcome of this matter may materially, adversely affect the Company's operating results in future periods.

Purchase Commitment
-------------------

The Company has purchase volume commitments for bottles and caps with a supplier through 2005, to cover the $77,113 cost of creating the molds used to manufacture the bottles and caps exclusively for them. The Company has recorded the cost of the molds as a fixed asset and the remaining payable as a long-term payable to supplier in the accompanying condensed financial statements. The remaining payable to the supplier as of December 31, 2002, is $67,532. The payable is reduced when new orders are placed with the supplier. The Company will have to pay the remaining balance of the payable at the end of the five-year commitment. Title to the molds passes to the Company when the volume commitments are satisfied.

7. - RELATED PARTIES
--------------------

In July of 2002, the Companies Board of Directors adopted a resolution to enter into an investment agreement with two existing material shareholders of the Company. In stages, but no later than November 5, 2002, the investors invested into the Company $280,000, in exchange for a Promissory Note for $280,000 (Coupon of 10%, Maturity date of April 30, 2003) and 840,000 Warrants to purchase common stock (expiration date of July 19, 2007, exercise price of $0.01).

As of December 31, 2002, there is $780,000 of outstanding notes payable to related parties. The Company incurred interest expense of $13,468 and $22,438 for the three months ended and the six months ended December 31, 2002 respectfully, and has a balance of $37,438 in interest payable, which is included in payables to related parties. In addition, the Company recognized $303,600 in additional interest expense relating to the warrants issued in connection with the promissory note above during the six months ended December 31, 2002.

Royalty and other expenses for Beverly Sassoon International, LLC, a stockholder of the Company and an entity controlled by Beverly Sassoon and Elan Sassoon, were $68,200 and $68,250 for the three months ended December 31, 2002 and 2001, respectively, and $136,450 and $140,000 for the six months ended December 31, 2002 and 2001 respectively. At December 31, 2002, $11,375 of royalty is payable and is included in payables to related parties.

In October 2000, the Company entered into a consulting agreement for financial advisory and investment banking services with an NASD broker dealer as summarized in Note 11. The Company's secured note holder (see above) and primary convertible preferred shareholder is a stockholder of the Company and president of the broker dealer. Under this agreement, consulting expense was $15,000 and $15,000 for the three months ended December 31, 2002 and 2001, respectively, and $30,000 and $45,863 for the six months ended December 31, 2002 and 2001 respectively. At December 31, 2002, $50,000 remains payable and is included in payables to related parties.
..

Legal fees of $0 and $11,536 for the three months ended December 31, 2002 and 2001, respectively, and $0 and $22,984 for the six months ended December 31, 2002 and 2001 respectively were incurred with a law firm, in which the firm and certain of its principals are stockholders of the Company.

Public relations expense and related expenses of $145 and $17,002 for the three months ended December 31, 2002 and 2001, respectively, and $755 and $33,976 for the six months ended December 31, 2002 and 2001 respectively were incurred with a public relations firm that is a stockholder of the Company.

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

9. - STOCK OPTIONS AND WARRANTS
-------------------------------

Stock Options
-------------

The Company has a stock option plan entitled the 1997 Stock Option Plan under which 1,000,000 shares of common stock have been reserved for issuance pursuant to options granted under the plan. The Plan provides for the award of options, which may be either incentive stock options (ISO's) within the meaning of the Internal Revenue Code or non-qualified options (NQO's), which are not subject to special tax treatment. The Plan is administered by the board of directors. Subject to certain restrictions, the board of directors is authorized to designate the number of shares to be covered by each award, the terms of the award, the dates on which and the rates at which options or other awards may be exercised, the method of payment, and other terms. As of December 31, 2002, the Company had 644,167 options issued under this plan.

Warrants
--------

During the six months ended December 31, 2002, the Company issued the following warrants which remain outstanding:

                        Warrants expiring the fourth quarter of 2007, to purchase 450,000 shares of the Company's common stock, at $.01 per share with registration rights with respect to the common stock underlying the warrants. Interest expense of $96,750 has been recorded as the cost of capital in additional paid-in capital.

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

12. - GOING CONCERN
-------------------

In September 2002, the Company entered into an arrangement with Valuevision d/b/a Shop NBC, to market its skin care products on their twenty-four hour shopping network. In addition, in October 2002, the company entered into an agreement with Keen Ween International Enterprises, Inc. to distribute Beverly Sassoon & Co. products in the territory of China. Shop NBC accounted for 100% of gross sales for the six months ended December 31, 2002 and the company received $50,000 of the $150,000 licensing fee as per the Keen Ween International Enterprises, Inc. agreement. The Company incurred net losses of $196,500 and $409,336 for the three months ended December 31, 2002 and 2001, respectively, and $609,865 and $544,993 for the six months ended December 31, 2002 and 2001, respectively. Net cash used in operations was $284,952 and $1,049,737 for the six months ended December 31, 2002 and 2001, respectfully. The Company had net sales of $123,777 and $50,013 for the three months ended December 31, 2002 and 2001 respectively, and $179,555 and $698,763 for the six months ended December 31, 2002 and 2001 respectively. Due to recurring net losses and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern.

Depending on future sales, the Company may be required to raise additional funding to fund operations for the fourth quarter of the year ending June 30, 2003. The expected capital needs assume that the Company's demand note holders, one of whom is the Company's controlling shareholder, will not demand payment of his $630,000 demand notes or any significant part thereof. In addition $280,000 of the outstanding notes come due in April 2003.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

13. - SUBSEQUENT EVENTS
-----------------------

As of December 31, 2002, the Company was due to receive a payment of $200,000 per its signed agreement with Keen Ween International Enterprises, Inc., which represented the balance of $100,000 due for the territorial licensing fee and $100,000 towards future product purchases over the first six months of the agreement. In January 2003, the company received $50,000 of the $200,000, and applied it toward the balance of the licensing fee due. The Company has put Keen Ween International Enterprises, Inc. on notice that it is in default of its agreement dated October 22, 2002.

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

In October, 2002, the Company signed an agreement with Keen Ween International Enterprises, Inc. to retain the rights to be the sole distributor for its VitaOrganic SkinCare products in China, which includes Taiwan, Hong Kong and Macau. The Company received the first $50,000.00 (United States Dollars) at the time of the signing of the Agreement, which represented part of the distributor's first-year licensing commitment of $150,000.00. In addition, the distributor plans to develop a wide range of Beverly Sassoon branded products for distribution in China, for which the Company would receive additional, ongoing royalties. To retain rights to develop and market Beverly Sassoon products in the region in subsequent years, the distributor must maintain a minimum level of purchases / royalties of $250,000 per quarter. All payments are made in advance through wire transfer, prior to shipments.

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

RESULTS OF OPERATION

Comparison of the Company's financial information for the three and six months ended December 31, 2002 and 2001:

Company net sales for the three months ended December 31, 2002 and 2001 were $123,777 and $50,013 respectively and for the six months ended December 31, 2002 and 2001 were $179,555 and $698,763 respectively. The decrease in sales resulted from the Company terminating its relationship with a large retail outlet last fiscal year and by redirecting its marketing strategy to a direct-to-consumer approach, which will involve a transition period. Licensing fee revenue of $12,500 is included in the three months ended and the six months ended December 31, 2002 sales.

Gross profit as a percentage of net sales was 71% and 38% for the three months ended December 31, 2002 and 2001, respectively and 73% and 59% for the six months ended December 31, 2002 and 2001, respectively. The increase in gross profit resulted primarily from more favorable margins in on our new pricing strategy under the new sales model.

Royalty expense was $68,200 and $68,250 for the three months ended December 31, 2002 and 2001, respectively and $136,450 and $140,000 for the six months ended December 31, 2002 and 2001, respectively.

Selling, general and administrative expenses were $105,697 and $354,554 in the three months ended December 31, 2002 and 2001, respectively, and $278,610 and $772,717 for the six months ended December 31, 2002 and 2001, respectively. Selling, general and administrative expenses as a percentage of net sales were 85% and 709% for the three months ended December 31, 2002 and 2001, respectively and 155% and 111% for the six months ended December 31, 2002 and 2001, respectively. The decrease in total dollars is primarily attributable to the reduction in employees and their related cost of $187,614, as well as a reduction in professional fees of $176,461 and selling expenses of $120,903. Lower net sales levels generated the percentage increase.

Interest expense was $110,218 and $10,084 for the three months ended December 31, 2002 and 2001, respectively and $326,038 and $22,340 for the six months ended December 31, 2002 and 2001, respectively. The increase is attributable to a charge of $303,600, which was related to warrants that were issued as part of a funding agreement that was executed in July 2002.

Net losses were $196,500 and $409,336 for the three months ended December 31, 2002 and 2001, respectively and $609,865 and $544,993 for the six months ended December 31, 2002 and 2001, respectively. Net loss as a percentage of net sales were 159% and 818% for the three months ended December 31, 2002 and 2001, respectively and 340% and 78% for the six months ended December 31, 2002 and 2001, respectively. The increase in net losses in 2002, is directly related to the $303,600 charge to interest expense related to the issuance of warrants issued to raise working capital and a decrease in sales of $519,208.

The Company plans to funds it's operations through sales from ShopNBC, potential licensing fees and international sales, and through new forms of distribution of the company's current products and those in development. In addition, the Company will continue to minimize expense and overhead.

CONCENTRATIONS

In the six months ended December 31, 2002, 93% of the revenue was sales to Shop NBC and the remaining 7% was licensing fees from Keen Ween International Enterprises, Inc.

As of December 31, 2002, inventory on hand will be used primarily to fulfill the orders of Shop NBC and future orders from Keen Ween International Enterprises, Inc. The Company currently has one primary supplier for inventory containers, packing and shipping material, and product fulfillment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally inventory purchases and operating expenses), commissions, royalty expense, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from sales, as well as cash generated from the issuance of convertible debentures, preferred stock, common stock, and notes payable of approximately $7,700,000 since August 1999, including approximately $6,920,000 and $780,000 from the issuance of stock and secured notes, respectively, through December 31, 2002. Current funding will come from sales through an arrangement with Valuevision d/b/a Shop NBC as well as revenue generated from other sources. In addition, the Company might have to raise additional capital to repay $280,000 in notes, which come due in April 2003.

For the six months ended December 31, 2002, the Company had negative cash flow from operations of $284,952. This negative cash flow from operations is primarily related to the Company's net loss. Excluding the repayment of outstanding notes of $280,000 and a $50,000 expenditure for an upcoming trade show, the company is projecting that it will require sales of approximately $75,000 per month to create a positive cash flow.

As of December 31, 2002, the working capital deficit was $1,069,286. Cash at December 31, 2002 was $51,683.

There were no capital expenditures for the six months ended December 31, 2002. The Company anticipates minimal, if any, capital expenditures during the remainder of the fiscal year and plans to finance future expenditures from operations when they occur.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at December 31, 2002 were $142,400 including $38,085 for the remainder of fiscal 2003. On September 23, 2002, the Company relocated its Corporate Headquarters to 6501 Congress Avenue, Boca Raton, Florida 33487. The Company will be negotiating a settlement with its previous landlord regarding the outstanding commitment under the lease agreement and the settlement may adversely affect the Company's ability to implement its marketing strategy

The Company has redirected its marketing strategy to a direct-to-consumer approach and has reduced its' operating expenses. The expected capital needs assume that the Company's demand note holders, one of whom is the Company's controlling shareholder, will not demand payment of his $630,000 demand notes or any significant part thereof. There is no assurance that the Company can generate profitable sales and raise additional funding if it is needed. The failure of the Company to increase profitable sales and to raise additional funding would have a material adverse effect on the Company's business, financial condition, and results of operations and the Company may have to curtail operations.

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


                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges that Beverly Sassoon

International, LLC ("BSI") and other defendants involved with BSI fraudulently induced an elderly investor to loan $150,000 to BSI when BSI never intended to pay the loan. The complaint alleges, among other things that the Company is the successor in interest to BSI and is therefore liable to the Plaintiff. In the third quarter of the fiscal year ended June 30, 2002, the lawsuit was settled with a full, complete, mutual and general release of all claims at no cost to the company. The settlement stated that certain shares of common stock held by the Plaintiff be included in a Form SB-2 to be filed with the SEC. As of December 31, 2002, the form SB-2 has not been declared effective by the SEC. Per the provisions of rule 479 under the Securities Act, as of January 31, 2003 the SEC has the right to enter an order declaring the registration statement abandoned.

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

Item 5   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 of Regulation S-B

              10(xvii) Investment Agreement dated July 19, 2002 by and between International Cosmetics Marketing Co. and Stanford Venture Capital Holdings, Inc. and Nico P. Pronk.*

(b) Reports on Form 8-K during the fiscal quarter ended December 31, 2002.

              None

* Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, International Cosmetics Marketing Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        International Cosmetics Marketing Co.


                        By:  /s/  Mark A. Pinvidic
                             ------------------------
                        Mark A. Pinvidic, President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                            Date
---------                         -----                            ----


/s/ Nico P. Pronk                Director                     February 19, 2003
---------------------------
Nico P. Pronk


/s/ Mark A. Pinvidic             President and acting          February 19, 2003
---------------------------      Chief Financial Officer
Mark A. Pinvidic

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


Date: February 19, 2003


/s/ Nico P. Pronk
-----------------------
Nico P. Pronk, Director

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


Date: February 19, 2003


/s/ Mark A. Pinvidic
----------------------
Mark A. Pinvidic, President and Acting CFO