Form 10KSB/A
period 2002-06-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2003-03-18
CIK 1097339

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                Amendment No. 1
                                       To
                                   Form 10-KSB
(Mark One)

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

                      INTERNATIONAL COSMETICS MARKETING CO.
                  Form 10-KSB for the year ended June 30, 2002

                                Table of Contents

                                     Part I

Item 1                   Description of Business
Item 2                   Description of Property
Item 3                   Legal Proceedings
Item 4                   Submission of Matters to a
                         Vote of Security Holders

                                     Part II

Item 5                   Market for Common Equity and
                         Related Stockholder Matters
Item 6                   Management's Discussion and
                         Analysis "Restated"
Item 7                   Financial Statements "Restated"
Item 8                   Changes in and Disagreements
                         With Accountants on Accounting
                         And Financial Disclosure

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

REVENUE RECOGNITION:

         The Company recognizes revenue at the time it ships products to customers and both title and risk passes.

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

RESULTS OF OPERATIONS

         Throughout Fiscal 2002 the Company has reduced it overhead and has streamlined its operation to be more consistent with a marketing, sales and licensing organization. The Company has discontinued its network marketing business model. Network marketing involves hundreds, even thousands of independent distributors. The company now sells its products to a much smaller number of agents with large numbers of locations and / or direct customers as in the case of shopping networks. The Company's organizational needs and its overhead are significantly reduced through this business model. In Fiscal 2003, the company's goal is to achieve profitability by expanding its exposure on shopping networks both domestically and internationally; through licensing revenues by opening more international territories, and through distribution of the company's products in salons and spas throughout North America.

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

         Selling, general and administrative expenses were $1,360,837 and $1,494,438 in the years ended June 30, 2002 and 2001, respectively. Selling and general administrative expenses were 195% and 124% of net sales for the years ended June 30, 2002 and 2001, respectively. Included in 2002 was $183,099 of impairment losses because the Company determined that the Sassoon license agreement was impaired and should be completely written off. Due to the company's new business model, employee related expenses were $233,220 less for the year ending June 30, 2002 versus June 30, 2001.

         Expense for stock, stock options and warrants issued for services $28,959 and $1,812,988 in the years ended June 30, 2002 and 2001, respectively. The decrease is primarily attributable for warrants issued for investment banking services and options issued for public relations, consulting, and referral services in 2001.

         Losses on disposal of fixed assets were $39,464 and $184,878 for the years ended June 30, 2002 and 2001, respectively. For the year ended June 30, 2002, $35,199 of the losses was due to writing down certain fixed assets and leasehold improvements to zero, when the Company relocated to new office space. The decrease from 2002 to 2001 is due to the fact that the majority of the disposals occurred in 2001.

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

Liquidity and Capital Resources

         The Company's principal needs for funds have been for working capital (principally inventory purchases), commissions, royalty expense, operating expenses, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from sales, issuance of convertible debentures, preferred stock, common stock, and notes payable of approximately $7,200,000 since August 1999, including approximately $6,700,000 and $500,000 from the issuance of stock and secured notes, respectively, through June 30, 2002. The Company plans to funds it's future operations through sales from ShopNBC, potential licensing fees and international sales, and through new forms of distribution of the company's current products and those in development. In addition, funding will be generated from an investment agreement, in which promissory notes and warrants were issued in exchange for an investment of $280,000 into the Company during the first half of fiscal 2003.

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

10(xvii)                   Investment Agreement dated July 19, 2002 by and between International
                           Cosmetics Marketing Co. and Stanford Venture Capital Holdings, Inc and Nico P.Pronk.**

**Previously filed



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


Date: October 16, 2002

/s/ Mark A. Pinvidic
---------------------------------------
Mark A. Pinvidic, President and Acting CFO

Michael I. Daszkal, CPA, P.A.                  2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.                             Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                                  t: 561.367.1040
Michael S. Kridel, CPA, P.A.                                  f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                           www.daszkalbolton.com


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

The June 30, 2001 financial statements were previously issued and reported on, by us, on September 27, 2001. Since our report dated September 27, 2001we have determined that the beneficial conversion feature on the preferred stock of $155,020, which was not recorded on the balance sheet, should have been recorded and classified as additional paid-in capital and as a preferred stock dividend in accordance with Generally Accepted Accounting Principles as more fully described in Note 12.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and had negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /S/ DASZKAL BOLTON LLP


Boca Raton, Florida
September 10, 2002


 Member of American Institute of Certified Public Accountants - SEC and Private
        Companies Practice Sections Member Affiliated Offices Worldwide

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

Revenue Recognition
-------------------

Throughout Fiscal 2001, and 2002, title and risk of the company's products passed when the products were shipped. In the first quarter of fiscal 2003, the Company entered into an agreement with ShopNBC. ShopNBC has the right to return unsold products for a period of 30 days. Title and risk under this arrangement passes after the 30-day period and the Company recognizes revenue at that time.


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

Purchase Commitment
-------------------

The Company had molds produced in order to manufacture unique proprietary bottles and caps for its products. The cost of these molds was to be recovered over a five-year period by the purchase of these bottles plus an additional amount for the molds. If the manufacturer does not recover the total cost of $77,113, the Company will be required to pay any remaining balance. The first orders of bottles and caps reduced the Company's payable of $77,113 to $67,532. The Company has recorded the cost of the molds as a fixed asset and the remaining payable as a long-term payable to supplier in the accompanying condensed financial statements. Title to the molds passes to the Company upon payment of the molds.

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

In November 2000, Ms. Beverly Sassoon, Mr. Elan Sassoon, and Capital Distribution, LLC, a company controlled by Beverly Sassoon and Elan Sassoon, granted call options to the Chief Executive Officer and three employees hired by the Company on options the Company had previously granted to Capitol Distribution, LLC. The call options were for 550,000 shares of the Company's common stock at $1.50 per share. Upon the Company's change from distributing its products using network marketing to retail distribution and the resignation of the Chief Executive Officer and the three employees in the quarter ended March 31, 2001, the call options were cancelled except for options for 40,000 shares of the Company's common stock. Expense of $150,000 was recorded for these options and added to additional paid-in capital. The call options are exercisable for the period through March 15, 2004. The Company recognized the additional expense incurred on behalf of the Company in accordance with SAB 4T.

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

During the year ended June 30, 2002, the Company paid $15,417 to a stockholder to retire the balance of advances that the company previously received from three stockholders or affiliates of the stockholders aggregating $100,417. During the year ended June 30, 2001, $45,000 was converted into the Company's common stock at $2.50 per share and $40,000 was converted into convertible preferred stock.

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

Warrants are valued using the Black-Scholes model.

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

17 -  RESTATEMENT
-----------------

On November 27, 2002, we received a letter of comment from the Securities and Exchange Commission (SEC) relating to matters disclosed in our June 30, 2002 financial statements included in FORM 10K-SB filed on October 16, 2002. In connection with this letter of comment, we agreed to restate our financial statements as of and for the year ended June 30, 2002. The restatement reflects additional disclosure in the footnotes of the financial statements. The principal adjustments are as follows:

Footnote   2: Revenue recognition policy
Footnote   7: Detail of Purchase commitment
Footnote   8: Detail of satisfaction on the advances from Stockholders in 2000
Footnote 10: Additional information added in the warrants section for 2001