Form 10QSB/A
period 2002-09-30
INTERNATIONAL COSMETICS MARKETING CO
filed 2003-03-18
CIK 1097339

Washington, DC 20549

                                 AMENDMENT NO. 1
                                       To
                                   FORM 10-QSB

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


                         Commission File Number: 0-27833
                         -------------------------------
                      INTERNATIONAL COSMETICS MARKETING CO.
        (Exact name of small business issuer as specified in its charter)


        Florida                                                65-0598868
        -----------------------------------------------------------------
        (State or other jurisdiction of                     (IRS Employer
        Incorporation or organization)                 Identification No.)


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

The Company's distributor in China pre-pays for products and has 90 days following pre-payment to submit Purchase Orders for the Company's products. In the event that the distributor does not submit Purchase Orders within the 90-day period, the pre-payment is forfeited to the Company. Title to the product passes at the time of shipment. Revenue is recognized upon shipment. Licensing fees will be amortized over the life of the license.

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
                                                                       --------
                                                                       $105,079

5. - PROPERTY AND EQUIPMENT
---------------------------

Property and equipment consist of the following at September 30, 2002:

Production molds     Est. 10 yr life     $77,113

No depreciation expense has been recognized on these molds to date. The related payable is reduced when new orders are placed with the supplier. No new orders have been placed this quarter.

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

14 -  RESTATEMENT
-----------------

On November 27, 2002, we received a letter of comment from the Securities and Exchange Commission (SEC) relating to matters disclosed in our September 30, 2002 financial statements included in FORM 10Q-SB filed on November 19, 2002.
In connection with this letter of comment, we agreed to restate our financial statements as of and for the quarter ended September 30, 2002. The restatement reflects additional disclosure in the footnotes of the financial statements. The principal adjustments are as follows:

Footnote   2: Revenue recognition policy
Footnote   6: Detail of Purchase commitment

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

Item 5   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits required by Item 601 of Regulation S-B

                      99.1 Certification Pursuant to 18 U.S.C. Section 1350,
                           Section 906 of the Sarbanes-Oxley Act of 2002

                      99.2 Certification Pursuant to 18 U.S.C. Section 1350,
                           Section 906 of the Sarbanes-Oxley Act of 2002

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