Form 10QSB
period 2003-03-31
INTERNATIONAL COSMETICS MARKETING CO
filed 2003-05-15
CIK 1097339

WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                  ---------------------------------------------

          {} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to________________


                         Commission File Number: 0-27833
                         -------------------------------

                      INTERNATIONAL COSMETICS MARKETING CO.
        (Exact name of small business issuer as specified in its charter)


           Florida                                           65-0598868
           -------------------------------------------------------------
          (State or other jurisdiction of                   (IRS Employer
          Incorporation or organization)               Identification No.)

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

                                   YES __X__   NO___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2003, 8,491,579 shares of Common Stock are issued and outstanding.

                     INTERNATIONAL COSMETICS MARKETING CO.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                 March
                                                                                 2003
                                                                              -----------
                                     ASSETS
Current Assets:
    Cash                                                                      $    53,641
    Inventory, net                                                                 42,532
                                                                              -----------
                Total current assets                                               96,173

Office furniture and equipment, net                                                50,123
Deposits                                                                              750
                                                                              -----------

                Total assets                                                  $   147,046
                                                                              ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Demand notes payable to stockholder                                       $   780,000
    Accounts payable                                                              482,343
    Payables to related parties                                                   103,312
    Accrued liabilities                                                            35,312
                                                                              -----------

                Total current liabilities                                       1,400,967

Long Term liabilities:
   Payable to supplier                                                             67,532

Convertible debentures - stockholder                                                   --

Stockholders' deficiency:
    Preferred stock, $.001 par value, $2.50 liquidation value, 5,000,000
     shares authorized; 221,458 shares issued and outstanding                         221
    Common stock, $.001 par value, 25,000,000
     shares authorized; 8,491,579  shares issued
      and outstanding                                                               8,491
    Additional paid-in capital                                                  6,894,416
    Accumulated deficit                                                        (8,224,581)
                                                                              -----------

                Total stockholders' deficiency                                 (1,321,453)
                                                                              -----------

                Total liabilities and stockholders' deficiency                $   147,046
                                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   Nine Months      Nine Months    Three Months   Three Months
                                                       Ended           Ended           Ended          Ended
                                                     March 31,       March 31,       March 31,      March 31,
                                                       2003            2002            2003           2002
                                                   -----------     -----------     -----------     -----------

Net sales                                          $   225,941     $   698,763     $    46,387     $        --

Cost of sales                                           92,937         383,942          44,613          93,949
                                                   -----------     -----------     -----------     -----------

Gross profit                                           133,004         314,821           1,774         (93,949)

Operating expenses:
    Commissions                                             --          33,723              --              --
    Royalty and other expense - licensors              204,700         208,250          68,250          68,250
    Selling, general and administrative:
        Stock options and warrants for services             --           6,459              --              --
        Other                                          436,995         969,117         158,386         202,859
                                                   -----------     -----------     -----------     -----------

Total operating expenses                               641,695       1,217,549         226,636         271,109
                                                   -----------     -----------     -----------     -----------

Operating loss                                        (508,691)       (902,728)       (224,862)       (365,058)
                                                   -----------     -----------     -----------     -----------

Other income (expense):
     Forgiveness of debt                                    --           6,690              --              --
     Loss on disposal of fixed assets                       --          (4,765)             --          (4,765)
     Interest income                                         2           9,450              --           1,124
     Interest expense                                 (340,538)        (29,875)        (14,500)         (7,535)
                                                   -----------     -----------     -----------     -----------

                                                      (340,536)        (18,500)        (14,500)        (11,176)
                                                   -----------     -----------     -----------     -----------

Loss before income taxes                              (849,227)       (921,228)       (239,362)       (376,234)

Provision for income taxes                                  --              --              --              --

Net loss                                              (849,227)       (921,228)       (239,362)       (376,234)

Discount attributable to the beneficial
  conversion feature of preferred stock                     --              --              --              --

Net loss applicable to comon stock                 $  (849,227)    $  (921,228)    $  (239,362)    $  (376,234)
                                                   -----------     -----------     -----------     -----------

Net loss per share:
    Basic                                          $     (0.10)    $     (0.14)    $     (0.03)    $     (0.05)
    Diluted                                        $     (0.10)    $     (0.14)    $     (0.03)    $     (0.05)
Weighted average common shares outstanding:

    Basic                                            8,491,579       6,512,664       8,491,579       6,933,313
    Diluted                                          8,491,579       6,512,664       8,491,579       6,933,313

   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months     Nine Months
                                                                                      Ended           Ended
                                                                                     March 31,       March 31,
                                                                                       2003            2002
                                                                                   -----------     -----------

Cash Flows From Operating Activities:
    Net loss                                                                       $  (849,227)    $  (921,228)
    Adjustments to reconcile net loss to net cash used
      in operations:
        Depreciation expense                                                            26,990          22,500
        Loss on disposal of equipment                                                       --           4,765
        License amortization expense                                                        --          10,430
        Provision for inventory obsolescence                                            31,255          93,949
        Provision for uncollectible acccounts                                          (35,671)         39,312
        Interest expense - Warrants                                                    303,600              --
        Stock options and warrants for services                                             --           6,459
        Changes in operating assets and liabilities:
            Accounts receivable                                                         36,997         (25,312)
            Inventory                                                                   40,509        (285,657)
            Deposits                                                                    17,165          80,135
            Prepaid expenses and other current assets                                   15,542           6,686
            Accounts payable                                                            64,037        (152,817)
            Payable to related parties                                                  43,312        (173,743)
            Accrued liabilities                                                         22,497          19,012
            Payable to supplier                                                             --          67,532
                                                                                   -----------     -----------

                Net cash used in operating activities                                 (282,994)     (1,207,977)

Cash Flows From Investing Activities:
    Deposit for services                                                                    --          40,000
    Purchase of computer equipment                                                          --         (81,734)
                                                                                   -----------     -----------

                Net cash used in investing activities                                       --         (41,734)

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable to stockholder                            280,000              --
     Proceeds from issuance of common stock and warrants, net of issuance costs             --       1,410,376
                                                                                   -----------     -----------

                Net cash provided by financing activities                              280,000       1,410,376

                Net increase in cash                                                    (2,994)        160,665

Cash, beginning of period                                                               56,635          89,586
                                                                                   -----------     -----------

Cash, end of period                                                                $    53,641     $   250,251
                                                                                   ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL COSMETICS MARKETING CO.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   Nine Months     Nine Months
                                                                                      Ended           Ended
                                                                                     March 31,       March 31,
                                                                                       2003            2002
                                                                                   -----------     -----------
Supplemental disclosure of cash flow information:
    Interest paid                                                                  $        --     $    32,480


Supplemental disclosure of noncash investing and financing

Activities for the nine months ended March 31, 2003:
    None

Activities for the nine months ended March 31, 2002:
    Options of certain licensors valued at $6,459
    15,000 shares of common stock issued for legal services valued at $28,151
    70,000 shares of common stock issued for conversion of debenture at $1.50 per share

   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL COSMETICS MARKETING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                          Part I. Financial Information

ITEM 1. CONDENSED FINANCIAL STATEMENTS

International Cosmetics Marketing Co.
Notes to Condensed Financial Statements (Unaudited)
For the three and nine months ended March 31, 2003 and 2002


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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Sales Returns and Allowances
----------------------------

Accruals for sales returns and allowances are based on industry experience and the Company's experience to date.

Cash
----

Cash consists of demand deposits. At March 31, 2003 the Company had a cash balance of $53,641.

Inventories
-----------

Inventories are recorded at the lower of cost or market. Cost is determined by the average method while market is determined by replacement cost for raw materials and net realizable value for finished goods. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. As of March 31, 2003 net of the allowance of $578,622 for obsolescence, the net realizable value of inventory was $42,532.

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

Stock Based Compensation
------------------------

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statements No. 123 to provide three alternative methods of transition for Statement No. 123's fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provision of Statement No. 123. Statement No. 148 does not require transition to the fair value accounting method of Statement No. 123. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Statement No. 148 also amends the disclosure provisions of Statement No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision of Statement No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB No. 25. The Company has adopted the disclosure provision of Statement No. 148.


3. - ACCOUNTS RECEIVABLE
------------------------

Accounts receivable are presented net of an allowance for doubtful accounts of $3,544 as of March 31, 2003. Bad debt expense was $0 and $19,641 for the three months ended March 31, 2003 and 2002, respectively, and -$35,672 and $39,312 for the nine months ended March 31, 2003 and 2002 respectively. The negative $35,672 represents two receivables, which were previously charged to bad debt expense but were both collected in January 2003.

4. - INVENTORIES
----------------

                                                                         March
                                                                          2003
Inventories consist of the following:

Finished goods, net                                                     $      0
Raw materials, net                                                        42,532
                                                                        --------
                                                                        $ 42,532

5. - PROPERTY AND EQUIPMENT
---------------------------

Property and equipment consist of the following at March 31, 2003:

Production molds                    Est. 5 yr life                      $ 77,113

Depreciation of $26,990 related to the molds has been expensed through the period ended March 31, 2003.

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

Under the amended agreement, the Company pays Beverly Sassoon International, LLC a royalty which is the greater of (i) $68,250 for each fiscal quarter in nine equal installments on the 1st and 15th of each month or (ii) a payment within 5 days after the Company files its quarterly and annual financial statements with the U. S. Securities and Exchange Commission equal to (A) 2% of estimated annual gross revenue (as defined) up to $22,500,000, plus (B) 1.25% of estimated annual gross revenues from $22,500,000 up to $45,000,000, plus (C) .75% of estimated annual gross revenues exceeding $45,000,000. Notwithstanding the foregoing the minimum payment shall be automatically increased to $75,000 for each fiscal quarter in which the Company reports net income before depreciation and income taxes. Under the amended agreement, the royalty payment termination date of August 19, 2001 was changed to the period of the Exclusive License Agreement.

Leases
------

The Company has certain non-cancelable operating leases for office space and office equipment. Rent expense was $19,510 and $18,182 for the three months ended March 31, 2003 and 2002, respectively, and $56,192 and $53,676 for the nine months ended March 31, 2003 and 2002 respectively.

On September 23, 2002, the Company relocated its Corporate Headquarters to 6501 Congress Avenue, Boca Raton, Florida 33487. The Company will be negotiating a settlement with its previous landlord regarding the outstanding commitment under the lease agreement. Until these negotiations are concluded, the company will accrue the appropriate rent expense, which amounts to $27,981 as of March 31, 2003. The outcome of this matter may materially, adversely affect the Company's operating results in future periods.

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

7. - RELATED PARTIES
--------------------

In July of 2002, the Companies Board of Directors adopted a resolution to enter into an investment agreement with two existing material shareholders of the Company. In stages, the investors invested into the Company $280,000, in exchange for a Promissory Note for $280,000 (Coupon of 10%, Maturity date of April 30, 2003) and 840,000 Warrants to purchase common stock (expiration date of July 19, 2007, exercise price of $0.01).

As of March 31, 2003, there is $780,000 of outstanding notes payable to related parties. The Company incurred interest expense of $14,500 and $36,938 for the three months ended and the nine months ended March 31, 2003 respectfully, and has a balance of $51,938 in interest payable, which is included in payables to related parties. In addition, the Company recognized $303,600 in additional interest expense relating to the warrants issued in connection with the promissory note above during the nine months ended March 31, 2003.

Royalty and other expenses for Beverly Sassoon International, LLC, a stockholder of the Company and an entity controlled by Beverly Sassoon and Elan Sassoon, were $68,250 and $68,250 for the three months ended March 31, 2003 and 2002, respectively, and $204,700 and $204,750 for the nine months ended March 31, 2003 and 2002 respectively. At March 31, 2003, $11,375 of royalty is payable and is included in payables to related parties.

In October 2000, the Company entered into a consulting agreement for financial advisory and investment-banking services with an NASD broker dealer as summarized in Note 11. The Company's secured note holder (see above) and primary convertible preferred shareholder is a stockholder of the Company and president of the broker dealer. Under this agreement, consulting expense was $15,000 and $15,000 for the three months ended March 31, 2003 and 2002, respectively, and $45,000 and $60,863 for the nine months ended March 31, 2003 and 2002 respectively. At March 31, 2003, $40,000 remains payable and is included in payables to related parties.

Legal fees of $0 and $10,665 for the three months ended March 31, 2003 and 2002, respectively, and $597 and $97,825 for the nine months ended March 31, 2003 and 2002 respectively were incurred with a law firm, in which the firm and certain of its principals are stockholders of the Company.

Public relations expense and related expenses of $0 and $5,382 for the three months ended March 31, 2003 and 2002, respectively, and $755 and $39,358 for the nine months ended March 31, 2003 and 2002 respectively were incurred with a public relations firm that is a stockholder of the Company.

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

9. - STOCK OPTIONS AND WARRANTS
-------------------------------

Stock Options
-------------

The Company has a stock option plan entitled the 1997 Stock Option Plan under which 1,000,000 shares of common stock have been reserved for issuance pursuant to options granted under the plan. The Plan provides for the award of options, which may be either incentive stock options (ISO's) within the meaning of the Internal Revenue Code or non-qualified options (NQO's), which are not subject to special tax treatment. The Plan is administered by the board of directors. Subject to certain restrictions, the board of directors is authorized to designate the number of shares to be covered by each award, the terms of the award, the dates on which and the rates at which options or other awards may be exercised, the method of payment, and other terms. As of March 31, 2003, the Company had 644,167 options issued under this plan.

Warrants
--------

During the nine months ended March 31, 2003, the Company issued the following warrants which remain outstanding:

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

12.  GOING CONCERN
------------------

In September 2002, the Company entered into an arrangement with Valuevision d/b/a Shop NBC, to market its skin care products on their twenty-four hour shopping network. In addition, in October 2002, the company entered into an agreement with Keen Ween International Enterprises, Inc. to distribute Beverly Sassoon & Co. products in the territory of China. Shop NBC accounted for 100% of gross sales for the nine months ended March 31, 2003 and the company received $100,000 of the $150,000 licensing fee as per the Keen Ween International Enterprises, Inc. agreement. The Company incurred net losses of $239,362 and $376,234 for the three months ended March 31, 2003 and 2002, respectively, and $849,227 and $921,228 for the nine months ended March 31, 2003 and 2002, respectively. Net cash used in operations was $282,994 and $1,207,977 for the nine months ended March 31, 2003 and 2002, respectfully. The Company had net sales of $46,387 and $0 for the three months ended March 31, 2003 and 2002 respectively, and $225,941 and $698,763 for the nine months ended March 31, 2003 and 2002 respectively. Due to recurring net losses and negative cash flows from operations, there is substantial doubt about the Company's ability to continue as a going concern.

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

13 - SUBSEQUENT EVENTS
----------------------

As of March 31, 2003, the Company was due to receive a payment of $150,000 per its signed agreement with Keen Ween International Enterprises, Inc., which represented the balance of $50,000 due for the territorial licensing fee and $100,000 towards future product purchases over the first nine months of the agreement. In April 2003, the company received $50,000 of the $150,000, and applied it toward the balance of the licensing fee due. The Company has put Keen Ween International Enterprises, Inc. on notice that it is in default of its agreement dated October 22, 2002.

In July of 2002, the Companies Board of Directors adopted a resolution to enter into an investment agreement with two existing material shareholders of the Company, part of which included a Promissory Note for $280,000 maturing on April 30, 2003. The Company is currently negotiating with the investors for an extension on the note. At this time the Company is in default on the Note until this issue is resolved.

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

In October 2002, the Company signed an agreement with Keen Ween International Enterprises, Inc. to retain the rights to be the sole distributor for its VitaOrganic SkinCare products in China, which includes Taiwan, Hong Kong and Macau. In addition, the distributor plans to develop a wide range of Beverly Sassoon branded products for distribution in China, for which the Company would receive additional, ongoing royalties. To retain rights to develop and market Beverly Sassoon products in the region in subsequent years, the distributor must maintain a minimum level of purchases / royalties of $250,000 per quarter. All payments are made in advance through wire transfer, prior to shipments.

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

RESULTS OF OPERATION

Comparison of the Company's financial information for the three and nine months ended March 31, 2003 and 2002:

Company net sales for the three months ended March 31, 2003 and 2002 were $46,387 and $0 respectively and for the nine months ended March 31, 2003 and 2002 were $225,941 and $698,763 respectively. The decrease in sales resulted from the Company terminating its relationship with a large retail outlet last fiscal year and by redirecting its marketing strategy to a direct-to-consumer approach, which will involve a transition period. Licensing fee revenue of $37,500 and $50,000 is included in sales for the three month and nine month period ended March 31, 2003, respectively.

Gross profit as a percentage of net sales was 4% and 0% for the three months ended March 31, 2003 and 2002, respectively and 59% and 45% for the nine months ended March 31, 2003 and 2002, respectively. The increase in gross profit resulted primarily from more favorable margins in on our new pricing strategy under the new sales model.

Royalty expense was $68,250 and $68,250 for the three months ended March 31, 2003 and 2002, respectively and $204,700 and $208,250 for the nine months ended March 31, 2003 and 2002, respectively.

Selling, general and administrative expenses were $158,386 and $202,859 in the three months ended March 31, 2003 and 2002, respectively, and $436,995 and $969,117 for the nine months ended March 31, 2003 and 2002, respectively. Selling, general and administrative expenses as a percentage of net sales were 341% and 0% for the three months ended March 31, 2003 and 2002, respectively and 193% and 139% for the nine months ended March 31, 2003 and 2002, respectively. The decrease in total dollars is primarily attributable to the reduction in employees and their related cost of $212,257, as well as a reduction in professional fees of $197,057 and selling expenses of $141,142. Lower net sales levels generated the percentage increase.

Interest expense was $14,500 and $7,535 for the three months ended March 31, 2003 and 2002, respectively and $340,538 and $29,875 for the nine months ended March 31, 2003 and 2002, respectively. The increase is attributable to a charge of $303,600, which was related to warrants that were issued as part of a funding agreement that was executed in July 2002.

Net losses were $239,362 and $376,234 for the three months ended March 31, 2003 and 2002, respectively and $849,227 and $921,228 for the nine months ended March 31, 2003 and 2002, respectively. Net loss as a percentage of net sales were 516% and 0% for the three months ended March 31, 2003 and 2002, respectively and 376% and 132% for the nine months ended March 31, 2003 and 2002, respectively. The net loss in 2003 includes a $303,600 charge to interest expense related to the issuance of warrants issued to raise working capital and a decrease in net sales of $472,822.

The Company plans to funds it's operations through sales from ShopNBC, potential licensing fees and international sales, and through new forms of distribution of the company's current products and those in development. In addition, the Company will continue to minimize expense and overhead.

CONCENTRATIONS

In the nine months ended March 31, 2003, 78% of the revenue was sales to Shop NBC and the remaining 22% was licensing fees from Keen Ween International Enterprises, Inc.

As of March 31, 2003, inventory on hand will be used primarily to fulfill the orders of Shop NBC and future orders from Keen Ween International Enterprises, Inc. The Company currently has one primary supplier for inventory containers, packing and shipping material, and product fulfillment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for funds have been for working capital (principally inventory purchases and operating expenses), commissions, royalty expense, capital expenditures, and the development of operations for the U.S. market. The Company has generally relied on cash flow from sales, as well as cash generated from the issuance of convertible debentures, preferred stock, common stock, and notes payable of approximately $7,700,000 since August 1999, including approximately $6,920,000 and $780,000 from the issuance of stock and secured notes, respectively, through March 31, 2003. Current funding will come from sales through an arrangement with Valuevision d/b/a Shop NBC as well as revenue generated from other sources. In addition, the Company might have to raise additional capital to repay $280,000 in notes, which come due in April 2003. The Company is currently negotiating with the investors for an extension on this note. At this time the Company is in default on the Note until this issue is resolved.

For the nine months ended March 31, 2003, the Company had negative cash flow from operations of $282,994. This negative cash flow from operations is primarily related to the Company's net loss. Excluding the repayment of outstanding notes of $280,000, the company is projecting that it will require sales of approximately $75,000 per month to create a positive cash flow.

As of March 31, 2003, the working capital deficit was $1,304,793. Cash at March 31, 2003 was $53,641.

There were no capital expenditures for the nine months ended March 31, 2003. The Company anticipates minimal, if any, capital expenditures during the remainder of the fiscal year and plans to finance future expenditures from operations when they occur.

The Company leases office space under a non-cancelable operating lease expiring October 31, 2004. Minimum future operating lease obligations at March 31, 2003 were $123,357 including $19,043 for the remainder of fiscal 2003. On September 23, 2002, the Company relocated its Corporate Headquarters to 6501 Congress Avenue, Boca Raton, Florida 33487. The Company will be negotiating a settlement with its previous landlord regarding the outstanding commitment under the lease agreement and the settlement may adversely affect the Company's ability to implement its marketing strategy. As of March 31, 2003, $27,981 of rent expense has been accrued.

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

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

On November 7, 2000, a complaint was filed against the company and other defendants in the Superior Court of the State of California for the County of Santa Barbara (Case No. 01037203 - Ann Pennock Marshall v. Beverly Sassoon International, LLC; Beverly Sassoon & Company; Beverly Sassoon, individually; Paul Lambert; and Michelle Spitz). The complaint alleges that Beverly Sassoon International, LLC ("BSI") and other defendants involved with BSI fraudulently induced an elderly investor to loan $150,000 to BSI when BSI never intended to pay the loan. The complaint alleges, among other things that the Company is the successor in interest to BSI and is therefore liable to the Plaintiff. In the third quarter of the fiscal year ended June 30, 2002, the lawsuit was settled with a full, complete, mutual and general release of all claims at no cost to the company. The settlement stated that certain shares of common stock held by the Plaintiff be included in a Form SB-2 to be filed with the SEC. As of March 31, 2003, the form SB-2 has not been declared effective by the SEC. Per the provisions of rule 479 under the Securities Act, as of January 31, 2003 the SEC has the right to enter an order declaring the registration statement abandoned.

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

Item 5   Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

             10(xvii) Investment Agreement dated July 19, 2002 by and between International Cosmetics Marketing Co. and Stanford Venture Capital Holdings, Inc. and Nico P. Pronk.*

         (b) Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

             None

* Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, International Cosmetics Marketing Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       International Cosmetics Marketing Co.

                       By:  /s/  Mark A. Pinvidic
                            ---------------------
                       Mark A. Pinvidic, President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date
---------                           -----                           ----

/s/ Nico P. Pronk                   Director                        May 9, 2003
-----------------
Nico P. Pronk

/s/ Mark A. Pinvidic                President and acting            May 9, 2003
--------------------                Chief Financial Officer
Mark A. Pinvidic

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

Date: May 9, 2003


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

Date: May 9, 2003


/s/ Mark A. Pinvidic
--------------------
Mark A. Pinvidic, President and Acting CFO